Form 10-Q
period 2023-03-31
U S PHYSICAL THERAPY INC /NV
filed 2023-05-05
CIK 885978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2023
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

As of May 5, 2023 the number of shares outstanding (issued less treasury stock) of the registrant’s common stock, par value $.01 per share, was: 13,062,583.

PART I—FINANCIAL INFORMATION - UNAUDITED

Index
ITEM 1.	FINANCIAL STATEMENTS.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	March 31, 2023	December 31, 2022
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$32,605	$31,594
Patient accounts receivable, less allowance for credit losses of $2,674 and $2,829, respectively	56,647	51,934
Accounts receivable - other	17,816	16,671
Other current assets	10,726	11,067
Total current assets	117,794	111,266
Fixed assets:
Furniture and equipment	63,139	62,074
Leasehold improvements	43,525	42,877
Fixed assets, gross	106,664	104,951
Less accumulated depreciation and amortization	82,026	80,203
Fixed assets, net	24,638	24,748
Operating lease right-of-use assets	100,604	103,004
Investment in unconsolidated affiliate	12,160	12,131
Goodwill	501,347	494,101
Other identifiable intangible assets, net	108,991	108,755
Other assets	2,593	4,149
Total assets	$868,127	$858,154
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST, USPH SHAREHOLDERS’ EQUITY AND NON-CONTROLLING INTEREST
Current liabilities:
Accounts payable - trade	$4,233	$3,300
Accounts payable - due to seller of acquired business	-	3,204
Accrued expenses	45,220	37,413
Current portion of operating lease liabilities	33,650	33,709
Current portion of term loan and notes payable	7,730	7,863
Total current liabilities	90,833	85,489
Notes payable, net of current portion	2,583	1,913
Revolving line of credit	38,000	31,000
Term Loan, net of current portion and deferred financing costs	142,098	142,918
Deferred taxes	21,524	21,303
Operating lease liabilities, net of current portion	75,460	77,934
Other long-term liabilities	13,870	13,029
Total liabilities	384,368	373,586

Redeemable non-controlling interest - temporary equity	164,283	167,515

Commitments and Contingencies

U.S. Physical Therapy, Inc. (“USPH”) shareholders’ equity:
Preferred stock, $0.01 par value, 500,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.01 par value, 20,000,000 shares authorized, 15,277,320 and 15,216,326 shares issued, respectively	152	152
Additional paid-in capital	112,123	110,317
Accumulated other comprehensive gain	2,651	4,004
Retained earnings	234,760	232,948
Treasury stock at cost, 2,214,737 shares	(31,628)	(31,628)
Total USPH shareholders’ equity	318,058	315,793
Non-controlling interest - permanent equity	1,418	1,260
Total USPH shareholders’ equity and non-controlling interest - permanent equity	319,476	317,053
Total liabilities, redeemable non-controlling interest, USPH shareholders’ equity and non-controlling interest - permanent equity	$868,127	$858,154

See notes to unaudited consolidated financial statements.

Index
U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF NET INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended
	March 31, 2023	March 31, 2022

Net patient revenue	$126,581	$109,538
Other revenue	21,928	22,166
Net revenue	148,509	131,704
Operating cost:
Salaries and related costs	86,040	75,149
Rent, supplies, contract labor and other	30,100	28,662
Provision for credit losses	1,512	1,305
Total operating cost	117,652	105,116

Gross profit	30,857	26,588

Corporate office costs	13,859	11,556
Operating income	16,998	15,032

Other income and expense:
Relief Funds	467	-
Change in fair value of contingent earn-out consideration	(698)	-
Equity in earnings of unconsolidated affiliate	274	339
Interest and other income, net	64	46
Change in revaluation of put-right liability	(149)	603
Interest expense - debt and other	(2,560)	(540)
Total other income and expense	(2,602)	448
Income before taxes	14,396	15,480

Provision for income taxes	2,969	3,498

Net income	11,427	11,982

Less: net income attributable to non-controlling interest:
Redeemable non-controlling interest - temporary equity	(2,720)	(2,557)
Non-controlling interest - permanent equity	(1,297)	(626)
	(4,017)	(3,183)

Net income attributable to USPH shareholders	$7,410	$8,799

Basic and diluted earnings per share attributable to USPH shareholders	$0.58	$0.67

Shares used in computation - basic and diluted	13,025	12,937

Dividends declared per common share	$0.43	$0.41

See notes to unaudited consolidated financial statements.

Index
U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended
	March 31, 2023	March 31, 2022

Net income	$11,427	$11,982
Other comprehensive loss
Unrealized loss on cash flow hedge	(1,817)	-
Tax effect at statutory rate (federal and state)	464	-
Comprehensive income	$10,074	$11,982

Comprehensive income attributable to non-controlling interest	(4,017)	(3,183)
Comprehensive income attributable to USPH shareholders	$6,057	$8,799

See notes to unaudited consolidated financial statements.

Index
U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Three Months Ended
	March 31, 2023	March 31, 2022
OPERATING ACTIVITIES
Net income including non-controlling interest	$11,427	$11,982
Adjustments to reconcile net income including non-controlling interest to net cash provided by operating activities:
Depreciation and amortization	3,788	3,824
Provision for credit losses	1,512	1,305
Equity-based awards compensation expense	1,806	1,846
Deferred income taxes	221	2,132
Change in revaluation of put-right liability	149	(603)
Change in fair value of contingent earn-out consideration	698	-
Earnings in unconsolidated affiliate	(274)	(339)
Other	125	93
Changes in operating assets and liabilities:
Increase in patient accounts receivable	(5,999)	(4,676)
Increase in accounts receivable - other	(796)	(2,145)
Increase (decrease) in other assets	1,897	(735)
(Decrease ) increase in accounts payable and accrued expenses	(1,846)	1,445
Decrease in other long-term liabilities	(1,359)	(2,480)
Net cash provided by operating activities	11,349	11,649

INVESTING ACTIVITIES
Purchase of fixed assets	(2,059)	(2,528)
Purchase of majority interest in businesses, net of cash acquired	(5,796)	(11,242)
Purchase of redeemable non-controlling interest, temporary equity	(5,178)	(2,211)
Purchase of non controlling interest-permanent	-	(99)
Proceeds on sale of partnership interest - redeemable non-controlling interest	107	4
Distributions from unconsolidated affiliate	245	132
Net cash used in investing activities	(12,681)	(15,944)

FINANCING ACTIVITIES
Distributions to non-controlling interest, permanent and temporary equity	(3,297)	(3,711)
Proceeds from revolving line of credit	7,000	35,000
Proceeds from term loan	-	(31,000)
Payments on term loan	(938)	-
Principal payments on notes payable	(422)	(332)
Net cash provided by (used in) financing activities	2,343	(43)

Net increase (decrease) in cash and cash equivalents	1,011	(4,338)
Cash and cash equivalents - beginning of period	31,594	28,567
Cash and cash equivalents - end of period	$32,605	$24,229

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$442	$81
Interest paid	1,377	525
Non-cash investing and financing transactions during the period:
Purchase of businesses - seller financing portion	360	300
Notes payable related to purchase of redeemable non-controlling interest, temporary equity	611	246
Notes payable related to purchase of non-controlling interest, permanent equity	-	296
Notes receivable related to sale of partnership interest - redeemable non-controlling interest	532	-
Dividends payable to USPH shareholders	$5,617	$5,327

See notes to unaudited consolidated financial statements.

Index
U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(IN THOUSANDS)

	U.S.Physical Therapy, Inc.
	Common Stock		Additional	Accumulated Other	Retained	Treasury Stock		Total Shareholders’	Non-Controlling
	Shares	Amount	Paid-In Capital	Comprehensive Gain	Earnings	Shares	Amount	Equity	Interests	Total

Balance December 31, 2022	15,216	152	$110,317	4,004	$232,948	(2,215)	$(31,628)	$315,793	$1,260	$317,053
Issuance of restricted stock, net of cancellations	61	-	-	-	-	-	-	-	-	-
Revaluation of redeemable non-controlling interest, net of tax	-	-	-	-	(119)	-	-	(119)	-	(119)
Compensation expense - equity-based awards	-	-	1,806	-	-	-	-	1,806	-	1,806
Dividends payable to USPH shareholders	-	-	-	-	(5,617)	-	-	(5,617)	-	(5,617)
Distributions to non-controlling interest partners - permanent equity	-	-	-	-	-	-	-	-	(1,139)	(1,139)
Deferred taxes related to redeemable non-controlling interest - temporary equity	-	-	-	-	137	-	-	137	-	137
Other	-	-	-	-	1	-	-	1	-	1
Net income attributable to non-controlling interest - permanent equity	-	-	-	-	-	-	-	-	1,297	1,297
Net income attributable to USPH shareholders	-	-	-	-	7,410	-	-	7,410	-	7,410
Other comprehensive gain	-	-	-	(1,353)	-	-	-	(1,353)	-	(1,353)
Balance March 31, 2023	15,277	152	$112,123	$2,651	$234,760	(2,215)	$(31,628)	$318,058	$1,418	$319,476

	U.S.Physical Therapy, Inc.
	Common Stock		Additional	Retained	Treasury Stock		Total Shareholders’	Non-Controlling
	Shares	Amount	Paid-In Capital	Earnings	Shares	Amount	Equity	Interests	Total
Balance December 31, 2021	$15,126	$151	$102,688	$224,395	(2,215)	$(31,628)	$295,606	$1,575	$297,181
Issuance of restricted stock, net of cancellations	80	-	-	-	-	-	-	-	-
Revaluation of redeemable non-controlling interest, net of tax	-	-	-	(113)	-	-	(113)	-	(113)
Compensation expense - equity-based awards	-	-	1,846	-	-	-	1,846	-	1,846
Transfer of compensation liability for certain stock issued pursuant to long-term incentive plans	-	-	706	-	-	-	706	-	706
Purchase of partnership interests - non-controlling interest	-	-	(46)	-	-	-	(46)	(334)	(380)
Sale of non-controlling interest, net of purchases and tax	-	-	-	-	-	-	-	-	-
Dividends payable to USPH shareholders	-	-	-	(5,327)	-	-	(5,327)	-	(5,327)
Distributions to non-controlling interest partners - permanent equity	-	-	-	-	-	-	-	(1,308)	(1,308)
Other	-	-	11	(511)	-	-	(500)	686	186
Net income attributable to non-controlling interest - permanent equity	-	-	-	-	-	-	-	626	626
Net income attributable to USPH shareholders	-	-	-	8,799	-	-	8,799	-	8,799
Balance March 31, 2022	15,206	151	$105,205	$227,243	(2,215)	$(31,628)	$300,971	$1,245	$302,216

See notes to unaudited consolidated financial statements.

Index
U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of U.S. Physical Therapy, Inc. and its subsidiaries (the “Company”). All significant intercompany transactions and balances have been eliminated.

The Company operates its business through two reportable business segments: (a) physical therapy operations segment, and (b) industrial injury prevention services segment. The Company’s physical therapy operations consist of physical therapy and occupational therapy clinics that provide pre-and post-operative care and treatment for orthopedic-related disorders, sports-related injuries, preventive care, rehabilitation of injured workers and neurological injuries. Services provided by the industrial injury prevention (“IIP”) services segment include onsite injury prevention and rehabilitation, performance optimization and ergonomic assessments.

During the three months ended March 31, 2023 and year-ended December 31, 2022, the Company completed the acquisitions of the following single and multi-clinic practices detailed below.

Acquisition	Date	% Interest Acquired	Number of Clinics
February 2023 Acquisition	February 28, 2023	80%	1
November 2022 Acquisition	November 30, 2022	80%	13
October 2022 Acquisition	October 31, 2022	60%	14
September 2022 Acquisition	September 30, 2022	80%	2
August 2022 Acquisition	August 31, 2022	70%	6
March 2022 Acquisition	March 31, 2022	70%	6

As of March 31, 2023, the Company operated 647 clinics in 40 states. The Company also manages physical therapy facilities for third parties, primarily hospitals and physicians, with 35 third-party facilities under management as of March 31, 2023.

During the three months ended March 31, 2023, the Company closed one clinic.

Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions for Form 10-Q. However, the statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Management believes this report contains all necessary adjustments (consisting only of normal recurring adjustments) to present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the interim periods presented. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes on the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (“Annual Report on Form 10-K”) filed with the Securities and Exchange Commission on February 28, 2023.

Interim results are not necessarily indicative of the results the Company expects for the entire year.

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

Index
U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Goodwill and other indefinite-lived intangible assets are not amortized but are instead subject to periodic impairment evaluations. The fair value of goodwill and other identifiable intangible assets with indefinite lives are evaluated for impairment at least annually upon the occurrence of certain events or conditions and are written down to fair value if considered impaired. These events or conditions include but are not limited to a significant adverse change in the business environment, regulatory environment, or legal factors; a current period operating, or cash flow, loss combined with a history of such losses or a projection of continuing losses; or a sale or disposition of a significant portion of a reporting unit. The occurrence of one of these events or conditions could significantly impact an impairment assessment, necessitating an impairment charge. The Company evaluates indefinite-lived tradenames in conjunction with our annual goodwill impairment test.

The Company operates its business through two segments consisting of physical therapy clinics and its industrial injury prevention services business. For purposes of goodwill impairment analysis, the segments are further broken down into reporting units. Reporting units within our physical therapy business are comprised of six regions primarily based on each clinic’s location. In 2022 and 2023, the industrial injury prevention services business consisted of two reporting units.

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

For the three months ended March 31, 2023, no triggering events or indicators were identified that would require impairment assessments as of such dates.  In 2022, the Company recorded goodwill impairment of $9.1 million related to one reporting unit in the industrial injury prevention services business. The impairment is related to a change in the reporting unit’s current and projected operating income as well as various market inputs based on current market conditions, including the higher interest rate environment. No impairment was recognized as a result of our annual assessment of goodwill and tradenames for the other seven reporting units. The Company also noted no impairment to long-lived assets for all reporting units.

The Company will continue to monitor for any triggering events or other indicators of impairment.

Investment in unconsolidated affiliates

Investments in unconsolidated affiliates, in which the Company has less than a controlling interest, are accounted for under the equity method of accounting and, accordingly, are adjusted for capital contributions, distributions and the Company’s equity in net earnings or loss of the respective joint venture.

Redeemable Non-Controlling Interest

The non-controlling interests that are reflected as redeemable non-controlling interest in the unaudited consolidated financial statements consist of those that the owners and the Company have certain redemption rights, whether currently exercisable or not, and which currently, or in the future, require that the Company purchase or the owner sell the non-controlling interest held by the owner, if certain conditions are met.  The purchase price is derived at a predetermined formula based on a multiple of trailing twelve months earnings performance as defined in the respective limited partnership agreements.  The redemption rights can be triggered by the owner or the Company at such time as both of the following events have occurred: 1) termination of the owner’s employment, regardless of the reason for such termination, and 2) the passage of specified number of years after the closing of the transaction, typically three to five years, as defined in the limited partnership agreement.  The redemption rights are not automatic or mandatory (even upon death) and require either the owner or the Company to exercise its rights when the conditions triggering the redemption rights have been satisfied.

Index
U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
On the date the Company acquires a controlling interest in a partnership, and the limited partnership agreement for such partnership contains redemption rights not under the control of the Company, the fair value of the non-controlling interest is recorded in the consolidated balance sheet under the caption – Redeemable non-controlling interest – temporary equity.  Then, in each reporting period thereafter until it is purchased by the Company, the redeemable non-controlling interest is adjusted to the greater of its then current redemption value or initial carrying value, based on the predetermined formula defined in the respective limited partnership agreement.  As a result, the value of the non-controlling interest is not adjusted below its initial carrying value.  The Company records any adjustments in the redemption value, net of tax, directly to retained earnings and the adjustments are not reflected in the unaudited consolidated statements of net income.  Although the adjustments are not reflected in the unaudited consolidated statements of net income, current accounting rules require that the Company reflects the adjustments, net of tax, in the earnings per share calculation.  The amount of net income attributable to redeemable non-controlling interest owners is included in consolidated net income on the face of the unaudited consolidated statements of net income. Management believes the redemption value (i.e. the carrying amount) and fair value are the same.

Non-Controlling Interest

The Company recognizes non-controlling interest, in which the Company has no obligation but the right to purchase the non-controlling interest, as permanent equity in the unaudited consolidated financial statements separate from the parent entity’s equity. The amount of net income attributable to non-controlling interest is included in consolidated net income on the face of the statements of net income. Changes in a parent entity’s ownership interest in a subsidiary that do not result in deconsolidation are treated as equity transactions if the parent entity retains its controlling financial interest. The Company recognizes a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss is measured using the fair value of the non-controlling equity investment on the deconsolidation date.

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

On August 16, 2022, Inflation Reduction Act of 2022 was enacted and signed into law and includes targeted tax provisions. The Company does not anticipate these tax provisions will have a material impact on the financial statements.

Index
U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits nor was any interest expense recognized during the three months ended March 31, 2023. The Company records any interest or penalties, if required, in interest and other expense, as appropriate.

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

The fair value of the interest rate swap on March 31, 2023, was $3.6 million, of which $2.6 million has been included within Other current assets and $1.0 million has been included in Other assets in the accompanying consolidated balance sheet. The impact of the interest rate swap on the accompanying unaudited Consolidated Statements of Comprehensive Income was an unrealized loss of $1.4 million, net of tax, for the three months ended March 31, 2023.

The redeemable non-controlling interest included on the consolidated balance sheets and the put right associated with the potential future purchase of the separate company in the November 2021 industrial injury prevention services acquisition (the “IIP Acquisition) are both marked to fair value on a recurring basis using Level 3 inputs.  The redemption value of redeemable non-controlling interests approximates the fair value. The put right associated with the potential future purchase of a company is determined using a Monte Carlo simulation model utilizing unobservable inputs such as asset volatility and discount rates. The unobservable inputs in the valuation include asset volatility of 25% and a discount rate of 10.98%. See Note 5 for the changes in the fair value of redeemable non-controlling interest. The put right decreased $0.1 million for the three months ended March 31, 2023. The put-right was valued at $3.7 million on March 31, 2023 and $2.7 million on March 31, 2022.

Segment Reporting

Operating segments are components of an enterprise for which separate financial information is available that is evaluated regularly by chief operating decision makers in determining the allocation of resources and in assessing performance.  The Company currently operates through two segments: physical therapy operations and industrial injury prevention services.

Index
U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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

Recently Adopted Accounting Guidance

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

This pronouncement was effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2021. The Board specified that an entity should adopt the guidance at the beginning of its annual fiscal year. The Company adopted this pronouncement as of January 1, 2022. The adoption of ASU 2020-06 did not have a material impact on the Company’s financial statements.

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

2. ACQUISITIONS OF BUSINESSES

2023 Acquisition

On February 28, 2023, the Company acquired an 80% interest in a one-clinic physical therapy practice. The practice’s owners retained 20% of the equity interests. The purchase price for the 80% equity interest was approximately $6.2 million, of which $5.8 million was paid in cash and $0.4 million in the form of a note payable. The note accrues interest at 4.5% per annum and the principal and interest are payable on February 28, 2025.

Index
U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The purchase price for the 2023 acquisition has been preliminarily allocated as follows (in thousands):

Physical Therapy
Operations
Cash paid, net of cash acquired	$5,796
Seller note	360
Total consideration	$6,156

Estimated fair value of net tangible assets acquired:
Total current assets	$168
Total non-current assets	1,062
Total liabilities	(1,012)
Net tangible assets acquired	218
Customer and referral relationships	1,586
Non-compete agreement	76
Tradenames	391
Goodwill	5,424
Fair value of non-controlling interest (classified as redeemable non-controlling interest)	(1,539)
$6,156

2022 Acquisitions

On November 30, 2022, the Company acquired an 80% interest in a thirteen-clinic physical therapy practice. The practice’s owners retained 20% of the equity interests. The purchase price for the 80% equity interest was approximately $25.0 million, of which $24.2 million was paid in cash and $0.8 million in the form of a note payable. As part of the acquisition, the Company agreed to additional contingent consideration of up to $1.6 million if future operational objectives are met. The additional contingent consideration is currently valued at $1.6 million.  The note accrues interest at 7.0% per annum and the principal and interest are payable on November 30, 2024.

On October 31, 2022, the Company acquired a 60% interest in a fourteen-clinic physical therapy practice. The practice’s owners retained 40% of the equity interests. The purchase price for the 60% equity interest was approximately $19.5 million, with additional contingent consideration valued at $9.0 million on March 31, 2023, to be paid at a later date based on the performance of the business. There is no maximum payout. The estimate of this contingent consideration will continue to be marked at fair value based on the practice’s operational results and updated market inputs.

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

Index
U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The purchase prices for the 2022 acquisitions have been preliminarily allocated as follows (in thousands):

Physical Therapy
Operations
Cash paid, net of cash acquired	$59,788
Seller notes	1,574
Contingent payments	10,000
Total consideration	$71,362

Estimated fair value of net tangible assets acquired:
Total current assets	$1,558
Total non-current assets	7,619
Total liabilities	(9,865)
Net tangible assets acquired	(688)
Customer and referral relationships	18,955
Non-compete agreements	983
Tradenames	4,417
Goodwill	74,496
Fair value of non-controlling interest (classified as redeemable non-controlling interest)	(26,801)
$71,362

For the 2023 and 2022 acquisitions, a majority of total current assets primarily represents accounts receivable. Total non-current assets are fixed assets and equipment used in the practice.

The purchase price plus the fair value of the non-controlling interests for the acquisitions in 2022 were allocated to the fair value of the assets acquired, inclusive of identifiable intangible assets, (i.e. trade names, referral relationships and non-compete agreements) and liabilities assumed based on the fair values at the acquisition date, with the amount exceeding the fair values being recorded as goodwill.

For the acquisition in 2023, the values assigned to the customer and referral relationships and non-compete agreement are being amortized to expense equally over the respective estimated lives. For customer and referral relationships, the weighted-average amortization period was 12.0 years. For the non-compete agreements, the amortization period was 5.0 years. The values assigned to tradenames are tested annually for impairment.

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

The consideration paid for each of the acquisitions was derived through arm’s length negotiations. Funding for the cash portions was derived from proceeds from the Company’s revolving credit facility. The results of operations of the acquisitions have been included in the Company’s consolidated financial statements since their respective date of acquisition. Unaudited proforma consolidated financial information for the acquisitions in 2023 and 2022 have not been included, as the results, individually and in the aggregate, were not material to current operations.

The purchase price plus the fair value of the non-controlling interest for the acquisitions in 2023 and those acquired after March 31, 2022 was allocated to the fair value of the assets acquired, inclusive of identifiable intangible assets (i.e. tradenames, referral relationships and non-compete agreements) and liabilities assumed based on the estimated fair values at the acquisition date, with the amount in excess of fair values being recorded as goodwill. The Company is in the process of completing its formal valuation analysis of the acquisitions, to identify and determine the fair value of tangible and identifiable intangible assets acquired and the liabilities assumed. Thus, the final allocation of the purchase price may differ from the preliminary estimates used on March 31, 2023 based on additional information obtained and completion of the valuation of the identifiable intangible assets. Changes in the estimated valuation of the tangible assets acquired, the completion of the valuation of identifiable intangible assets and the completion by the Company of the identification of any unrecorded pre-acquisition contingencies, where the liability is probable and the amount can be reasonably estimated, will likely result in adjustments to goodwill. The Company does not expect the adjustments to be material.  The purchase price allocation for the March 2022 Acquisition has been finalized. The Company continues to evaluate the components for the purchase price allocations for other acquisitions in 2022 and 2023.

Index
U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
3. REVENUE RECOGNITION

Revenues are recognized in the period in which services are rendered. Net patient revenue consists of revenues for physical therapy and occupational therapy clinics that provide pre-and post-operative care and treatment for orthopedic related disorders, sports-related injuries, preventative care, rehabilitation of injured workers and neurological-related injuries. Net patient revenue (patient revenues less estimated contractual adjustments – as described below) is recognized at the estimated net realizable amounts from third-party payors, patients and others in exchange for services rendered when obligations under the terms of the contract are satisfied. There is an implied contract between us and the patient upon each patient visit. Separate contractual arrangements exist between us and third-party payors (e.g. insurers, managed care programs, government programs, and workers’ compensation programs) which establish the amounts the third parties pay on behalf of the patients for covered services rendered. While these agreements are not considered contracts with the customer, they are used for determining the transaction price for services provided to the patients covered by the third-party payors. The payor contracts do not indicate performance obligations for us but indicate reimbursement rates for patients who are covered by those payors when the services are provided. At that time, we are obligated to provide services for the reimbursement rates stipulated in the payor contracts. The execution of the contract alone does not indicate a performance obligation. For self-paying customers, the performance obligation exists when we provide the services at established rates. The difference between our established rate and the anticipated reimbursement rate is accounted for as an offset to revenue—contractual allowance. The payment for the services rendered is due to the Company based on the respective payor contract. Typically, we receive payment within thirty to forty-five days of service.

Management contract revenue, which is included in other revenue in the consolidated statements of net income, is derived from contractual arrangements whereby the Company manages a clinic owned by a third party. The Company does not have any ownership interest in these clinics. Typically, revenue is determined based on the number of visits conducted at the clinic and recognized at the point in time when services are performed. Costs, typically salaries for our employees, are recorded when incurred. Management contract revenue is typically due the month following the service provided.

Revenue from the industrial injury prevention services segment, which is included in other revenue in the consolidated statements of net income, is derived from onsite services the Company provides to clients’ employees including injury prevention, rehabilitation, ergonomic assessments and performance optimization. Revenue from the industrial injury prevention services segment is recognized when obligations under the terms of the contract are satisfied. Revenue is recognized at an amount equal to the consideration the Company expects to receive in exchange for providing injury prevention services to its clients. The revenue is determined and recognized based on the number of hours and respective rate for services provided in a given period. Payment for services rendered is typically within thirty days.

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

Index
U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following table details the revenue related to the various categories (in thousands):

	Three Months Ended
	March 31, 2023	March 31, 2022
Net patient revenue	$126,581	$109,538
Other revenue	799	872
Physical therapy operations	$127,380	$110,410
Management contract revenue	1,779	2,226
Industrial injury prevention services revenue	19,350	19,068
	$148,509	$131,704

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

In the 2020 MPFS Final Rule, Centers for Medicare and Medicaid Services (“CMS”) revised coding, documentation guidelines, and increased the code values for office/outpatient evaluation and management (“E/M”) codes and cuts to other codes to maintain budget neutrality of the MPFS beginning in 2021. Under the 2021 MPFS Final Rule, CMS increased the values for the E/M office visit codes and made cuts to other specialty codes to maintain budget neutrality. As a result, CMS projected a 9% decrease in fee schedule payment rates for therapy services set to take effect in 2021. However, Congress intervened with passage of the Consolidated Appropriations Act, 2021 and reimbursement for the codes applicable to physical/occupational therapy services provided by our clinics received an estimated 3.5% decrease in the aggregate in payment from Medicare in calendar year 2021 as compared to 2020.

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

Index
U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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

Statutes, regulations, and payment rules governing the delivery of therapy services to Medicare beneficiaries are complex and subject to interpretation. The Company believes that it is in compliance, in all material respects, with all applicable laws and regulations and are not aware of any pending or threatened investigations involving allegations of potential wrongdoing that would have a material effect on the Company’s financial statements as of March 31, 2023. Compliance with such laws and regulations can be subject to future government review and interpretation, as well as significant regulatory action including fines, penalties, and exclusion from the Medicare program. For the three months ended March 31, 2023, and March 31, 2022, respectively, net patient revenue from Medicare were approximately $41.9 million and $35.6 million, respectively.
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

Index
U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Contractual Allowances

Contractual allowances result from the differences between the rates charged for services performed and expected reimbursements by both insurance companies and government sponsored healthcare programs for such services. Medicare regulations and the various third-party payors and managed care contracts are often complex and may include multiple reimbursement mechanisms payable for the services provided in Company clinics. The Company estimates contractual allowances based on its interpretation of the applicable regulations, payor contracts and historical calculations. Each month the Company estimates its contractual allowance for each clinic based on payor contracts and the historical collection experience of the clinic and applies an appropriate contractual allowance reserve percentage to the gross accounts receivable balances for each payor of the clinic. Based on the Company’s historical experience, calculating the contractual allowance reserve percentage at the payor level is sufficient to allow the Company to provide the necessary detail and accuracy with its collectability estimates. However, the services authorized and provided and related reimbursement are subject to interpretation that could result in payments that differ from the Company’s estimates. Payor terms are periodically revised necessitating continual review and assessment of the estimates made by management. The Company’s billing system does not capture the exact change in its contractual allowance reserve estimate from period to period in order to assess the accuracy of its revenues and hence its contractual allowance reserves. Management regularly compares its cash collections to corresponding net revenues measured both in the aggregate and on a clinic-by-clinic basis. In the aggregate, historically the difference between net revenues and corresponding cash collections has generally reflected a difference within approximately 1.0% to 1.5% of net revenue. Additionally, analysis of subsequent periods’ contractual write-offs on a payor basis reflects a difference within approximately 1.0% to 1.5% between the actual aggregate contractual reserve percentage as compared to the estimated contractual allowance reserve percentage associated with the same period end balance. As a result, the Company believes that a change in the contractual allowance reserve estimate would not likely be more than 1.0% to 1.5% on March 31, 2023.

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

Index
U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
	Three Months Ended
	March 31, 2023	March 31, 2022
Computation of earnings per share - USPH shareholders:
Net income attributable to USPH shareholders	$7,410	$8,799
Charges to retained earnings:
Revaluation of redeemable non-controlling interest	119	(153)
Tax effect at statutory rate (federal and state)	(30)	39
	$7,499	$8,685

Earnings per share (basic and diluted)	$0.58	$0.67

Shares used in computation:
Basic and diluted earnings per share - weighted-average shares	13,025	12,937

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

Index
U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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

Index
U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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

1.
Prior to the acquisition, the Progressive Subsidiaries were owned by a legal entity (“Progressive Parent”) controlled by its individual owners (the “ Progressive Selling Shareholders”), who work in and manage the Progressive business.

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

The Progressive Operating Agreement contains provisions for the redemption of the Progressive Selling Shareholder’s Interest, either at the option of the Company (the “Progressive Call Right”) or at the option of the Progressive Selling Shareholder (the “Progressive Put Right”) as follows:

Index
U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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

For both scenarios described above, an Employed Selling Shareholder’s ownership of his or her equity interest in the Seller Entity predates the Acquisition and the Company’s purchase of its partnership interest in NewCo. The Employment Agreement and the Non-Compete Agreement do not contain any provision to escrow or “claw back” the equity interest in the Seller Entity held by such Employed Selling Shareholder, nor the Seller Entity Interest in NewCo, in the event of a breach of the employment or non-compete terms. More specifically, even if the Employed Selling Shareholder is terminated for “cause” by NewCo, such Employed Selling Shareholder does not forfeit his or her right to his or her full equity interest in the Seller Entity and the Seller Entity does not forfeit its right to any portion of the Seller Entity Interest. The Company’s only recourse against the Employed Selling Shareholder for breach of either the Employment Agreement or the Non-Compete Agreement is to seek damages and other legal remedies under such agreements. There are no conditions in any of the arrangements with an Employed Selling Shareholder that would result in a forfeiture of the equity interest held in the Seller Entity or of the Seller Entity Interest.

Index
U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the dates indicated, the following table details the changes in the carrying amount (fair value) of the redeemable non-controlling interest (in thousands):

	Three Months Ended	Year Ended
	March 31, 2023	December 31, 2022

Beginning balance	$167,515	$155,262
Operating results allocated to redeemable non-controlling interest partners	2,720	6,902
Distributions to redeemable non-controlling interest partners	(2,158)	(10,102)
Changes in the fair value of redeemable non-controlling interest	(119)	3,862
Purchases of redeemable non-controlling interest	(6,156)	(16,061)
Acquired interest	1,754	26,746
Contributed Capital	-	231
Sales of redeemable non-controlling interest - temporary equity	639	1,982
Notes receivable related to sales of redeemable non-controlling interest - temporary equity	532	(1,901)
Adjustments in notes receivable related to the the sales of redeemable non-controlling interest - temporary equity	(444)	594
Ending balance	$164,283	$167,515

The following table categorizes the carrying amount (fair value) of the redeemable non-controlling interest (in thousands):

	March 31, 2023	December 31, 2022

Contractual time period has lapsed but holder’s employment has not terminated	$70,321	$75,688
Contractual time period has not lapsed and holder’s employment has not terminated	93,962	91,827
Holder’s employment has terminated and contractual time period has expired	-	-
Holder’s employment has terminated and contractual time period has not expired	-	-
	$164,283	$167,515

6. GOODWILL

The changes in the carrying amount of goodwill consisted of the following (in thousands):

	Three Months Ended	Year Ended
	March 31, 2023	December 31, 2022

Beginning balance	$494,101	$434,679
Goodwill acquired	5,424	72,674
Goodwill adjustments for purchase price allocation of businesses acquired in prior year	1,822	(4,140)
Goodwill impairment	-	(9,112)
Ending balance	$501,347	$494,101

During the year ended December 31, 2022, the Company recorded a charge for goodwill impairment of $9.1 million related to the IIP Acquisition. The impairment is related to a change in the IIP Acquisition’s current and projected operating income as well as various market inputs based on current market conditions, including the higher interest rate environment.

7. INTANGIBLE ASSETS, NET

Intangible assets, net as of March 31, 2023, and December 31, 2022 consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Tradenames	$43,764	$43,373
Customer and referral relationships, net of accumulated amortization of $25,400 and $23,736, respectively (weighted average amortization period 12.7 years)	63,160	63,238
Non-compete agreements, net of accumulated amortization of $7,152 and $6,999 respectively (weighted average amortization period 5.0 years)	2,067	2,144
	$108,991	$108,755

Tradenames, customer and referral relationships and non-compete agreements are related to the businesses acquired. The value assigned to tradenames has an indefinite life and is tested at least annually for impairment using the relief from royalty method in conjunction with the Company’s annual goodwill impairment test. The value assigned to customer and referral relationships is being amortized over their respective estimated useful lives which range from 7 to 16 years. Non-compete agreements are amortized over the respective term of the agreements which range from 5 to 6 years.

Index
U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following table details the amount of amortization expense recorded for intangible assets for the three and three months ended March 31, 2023, and 2022 (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2023	March 31, 2022
Customer and referral relationships	$1,664	$2,050
Non-compete agreements	153	147
	$1,817	$2,197

Based on the balance of referral relationships and non-compete agreements as of March 31, 2023, the expected amount to be amortized in 2023 and thereafter by year is as follows (in thousands):

Customer and Referral Relationships		Non-Compete Agreements
Years	Annual Amount	Years	Annual Amount
Ending December 31,		Ending December 31,
2023 (excluding the three months ended March 31, 2023)	$5,096	2023 (excluding the three months ended March 31, 2023)	$464
2024	$6,636	2024	$576
2025	$6,492	2025	$505
2026	$6,023	2026	$365
2027	$5,860	2027	$157
Thereafter	$33,053

8. ACCRUED EXPENSES

Accrued expenses as of March 31, 2023, and December 31, 2022 consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Salaries and related costs	$16,975	$22,912
Credit balances due to patients and payors	7,962	8,094
Group health insurance claims	2,930	1,666
Closure costs	230	243
Dividend payable	5,617	-
Payable related to purchase of redeemable non-controlling interest	5,015	4,498
Interest payable	1,193	-
Contingent consideration	1,600	-
Other	3,698	-
Total	$45,220	$37,413

9. BORROWINGS

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

Index
U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Amounts outstanding under the Credit Agreement (as defined above) and notes payable as of March 31, 2023 and December 31, 2022 consisted of the following (in thousands):

	March 31, 2023			December 31, 2022
	Principal Amount	Unamortized discount and debt issuance cost	Net Debt	Principal Amount	Unamortized discount and debt issuance cost	Net Debt
Revolving Facilitiy	$38,000	$-	$38,000	$31,000	$-	$31,000
Term Facility	147,188	1,757	145,431	148,125	1,861	146,264
Other Debt	6,980	-	6,980	6,430	-	6,430
Total Debt	$192,168	$1,757	$190,411	$185,555	$1,861	$183,694
Less: Current portion of long-term debt	7,730	-	7,730	8,271	408	7,863
Total long-term debt, net of current portion	$184,438	$1,757	$182,681	$177,284	$1,453	$175,831

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

Index
U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The Company’s obligations under the Credit Agreement are guaranteed by its wholly-owned material domestic subsidiaries (each, a “Guarantor”), and the obligations of the Company and any Guarantors are secured by a perfected first priority security interest in substantially all of the existing and future personal property of the Company and each Guarantor, subject to certain exceptions.

As of March 31, 2023, $185.2 million was outstanding on the Senior Credit Facilities, resulting in $137.0 million of availability on the Revolving Facility. As of March 31, 2023, the Company was in compliance with all of the covenants contained in the Credit Agreement.

The Company generally enters into various notes payable as a means of financing a portion of its acquisitions and purchasing of non-controlling interests. In conjunction with these transactions in 2023 and 2022, the Company entered into notes payable in the aggregate amount of $7.4 million of which an aggregate principal payment of $0.4 million was paid in the three months ended March 31, 2023, $4.1 million is due later in 2023, $1.9 million is due in 2024 and $1.0 million is due in 2025. Interest accrues in the range of 3.25% to 8.0% per annum and is payable with each principal installment.

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

The Company designated its interest rate swap as a cash flow hedge and structured it to be highly effective. Consequently, unrealized gains and losses related to the fair value of the interest rate swap are recorded to accumulated other comprehensive income, net of tax.

The impacts of the Company’s derivative instruments on the accompanying Consolidated Statements of Comprehensive Income for the three months ended March 31, 2023 are presented in the table below (in thousands):

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Net income	$11,427	$11,982
Other comprehensive loss
Unrealized loss on cash flow hedge	(1,817)	-
Tax effect at statutory rate (federal and state)	464	-
Comprehensive income	$10,074	$11,982

Comprehensive income attributable to non-controlling interest	(4,017)	(3,183)
Comprehensive income attributable to USPH shareholders	$6,057	$8,799

Index
U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The valuations of the Company’s interest rate derivatives are measured as the present value of all expected future cash flows based on SOFR-based yield curves. The present value calculation uses discount rates that have been adjusted to reflect the credit quality of the Company and its counterparty which is a Level 2 fair value measurement.

The carrying and fair value of the Company’s interest rate derivatives (included in Other current assets and Other assets) were as follows:

	March 31, 2023	March 31, 2022
Interest rate swap:
Other current assets	$2,614	$-
Other assets	$947	$-

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

For the three months ended March 31, 2023, and 2022, the components of lease expense were as follows (in thousands):

	Three Months Ended
	March 31, 2023	March 31, 2022
Operating lease cost	$9,365	$8,404
Short-term lease cost	274	321
Variable lease cost	2,132	1,932
Total lease cost *	$11,771	$10,657

* Sublease income was immaterial

Lease cost is reflected in the consolidated statement of net income in the line item – rent, supplies, contract labor and other.

Supplemental information related to leases was as follows (in thousands):

	Three Months Ended
	March 31, 2023	March 31, 2022

Cash paid for amounts included in the measurement of operating lease liabilities	$9,646	$8,617

Right-of-use assets obtained in exchange for new operating lease liabilities	$6,281	$6,011

Index
U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The aggregate future lease payments for operating leases as of March 31, 2023 were as follows (in thousands):

Fiscal Year	Amount
2023	$27,967
2024	31,548
2025	23,584
2026	16,065
2027 and therafter	16,836
Total lease payments	$116,000
Less: imputed interest	6,890
Total operating lease liabilities	$109,110

Average lease terms and discount rates were as follows:

	Three Months Ended
	March 31, 2023	March 31, 2022
Weighted-average remaining lease term - Operating leases	4.0 Years	4.1 Years

Weighted-average discount rate - Operating leases	3.1%	2.7%

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

The following table summarizes selected financial data for the Company’s reportable segments.

	Three Months Ended
	March 31, 2023	March 31, 2022
Net operating revenue:
Physical therapy operations	$129,159	$112,636
Industrial injury prevention services	19,350	19,068
Total Company	$148,509	$131,704

Gross profit:
Physical therapy operations	$27,089	$22,436
Industrial injury prevention services	3,768	4,152
Total Company	$30,857	$26,588

Total Assets:
Physical therapy operations	$726,422	$608,240
Industrial injury prevention services	141,705	155,623
Total Company	$868,127	$763,863

Index
U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
13. INVESTMENT IN UNCONSOLIDATED AFFILIATE

Through one of its subsidiaries, the Company has a 49% joint venture interest in a company which provides physical therapy services for patients at hospitals. Since the Company is deemed to not have a controlling interest in the company, the Company’s investment is accounted for using the equity method of accounting. The investment balance of this joint venture as of March 31, 2023, is $12.2 million and the earnings amounted to $0.3 million for the three months ended March 31,2023.

14. SUBSEQUENT EVENT

The Company’s Board of Directors declared a quarterly dividend of $0.43 per share payable on June 9, 2023, to shareholders of record on May 18, 2023.

Index
Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following is a discussion of our historical consolidated financial condition and results of operations, and should be read in conjunction with (i) our historical consolidated financial statements and accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q; (ii) our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2023 (“2022 Annual Report”); and (iii) our management’s discussion and analysis of financial condition and results of operations included in our 2022 Annual Report.

This discussion includes forward-looking statements that are subject to risk and uncertainties. Actual results may differ substantially from the statements we make in this section due to a number of factors that are discussed below.

Forward-Looking Statements

We make statements in this report that are considered to be forward-looking statements within the meaning given such term under Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements contain forward-looking information relating to the financial condition, results of operations, plans, objectives, future performance and business of our Company. These statements (often using words such as “believes”, “expects”, “intends”, “plans”, “appear”, “should” and similar words) involve risks and uncertainties that could cause actual results to differ materially from those we project. Included among such statements are those relating to opening new clinics, availability of personnel and the reimbursement environment.  The forward-looking statements are based on our current views and assumptions and actual results could differ materially from those anticipated in such forward-looking statements as a result of certain risks, uncertainties, and factors, which include, but are not limited to the following.

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
•
actual or perceived events involving banking volatility or limited liability, defaults or other adverse developments that affect the U.S. or international financial systems, may result in market wide liquidity problems which could have a material and adverse impact on our available cash and results of operations;

Index
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

EXECUTIVE SUMMARY

Our Business

References to “we,” “us,” “our” and the “Company” shall mean U.S. Physical Therapy, Inc. and its subsidiaries.

We operate outpatient physical therapy clinics that provide pre- and post-operative care and treatment for a variety of orthopedic-related disorders and sports-related injuries, neurologically-related injuries and rehabilitation of injured workers. We also operate an industrial injury prevention services (“IIP”) business which includes onsite injury prevention and rehabilitation, performance optimization and ergonomic assessments services.

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

On March 31, 2023, we operated 647 clinics in 40 states.  In addition to our ownership and operation of outpatient physical therapy clinics, we also manage physical therapy facilities for third parties, such as physicians and hospitals, with 35 third-party facilities under management as of March 31, 2023.

Index
During the three months ended March 31, 2023 (“2023 First Quarter) and for the year ended December 31, 2022, we completed the acquisitions of six clinic practices as detailed below.

Acquisition	Date	% Interest Acquired	Number of Clinics
February 2023 Acquisition	February 28, 2023	80%	1
November 2022 Acquisition	November 30, 2022	80%	13
October 2022 Acquisition	October 31, 2022	60%	14
September 2022 Acquisition	September 30, 2022	80%	2
August 2022 Acquisition	August 31, 2022	70%	6
March 2022 Acquisition	March 31, 2022	70%	6

During the 2023 First Quarter, the Company closed one clinic.

RESULTS OF OPERATIONS

Net income attributable to our shareholders, was $7.4 million for the 2023 First Quarter compared to $8.8 million for the three months ended March 31, 2022 (“2022 First Quarter”). The decrease in net income is primarily due to a $2.0 million increase in interest expense as a result of a higher effective interest rate as well as increased borrowings to fund acquisitions. In accordance with Generally Accepted Accounting Principles (“GAAP”), the revaluation of non-controlling interest, net of taxes, is not included in net income but is charged directly to retained earnings; however, this change is included in the computation of earnings per diluted share. Earnings per diluted share, in accordance with GAAP, was $0.58 for the 2023 First Quarter as compared to $0.67 for the 2022 First Quarter.

Operating income increased $2.0 million, or 13.1%, to $17.0 million in the 2023 First Quarter from $15.0 million in the 2022 First Quarter.

Non-GAAP Measures

Adjusted EBITDA, a non-GAAP measure, increased $1.0 million to $18.5 million for the 2023 First Quarter, an all-time high first quarter amount, from $17.5 million for the 2022 First Quarter. Adjusted EBITDA, a non-GAAP measure, is defined as net income attributable to USPH shareholders before interest income, interest expense, taxes, depreciation, amortization, change in fair value of contingent earn-out consideration, income received under the Coronavirus Aid, Relief and Economic Security Act (“Relief Funds”), changes in revaluation of put-right liability, equity-based awards compensation expense, and related portions for non-controlling interests.

Operating results per diluted share, a non-GAAP measure, was $0.59 per diluted share for the 2023 First Quarter as compared to $0.65 for 2022 First Quarter, with the decrease primarily due to an increase in interest expense. Operating Results, a non-GAAP measure, equals net income attributable to our diluted shareholders per the consolidated statements of income, less a change in revaluation of the put-right liability, Relief Funds, changes in fair value of contingent earn-out consideration, and any allocations to non-controlling interests, all net of taxes. Operating Results per diluted share also exclude the impact of the revaluation of redeemable non-controlling interest and the associated tax impact.

We use Operating Results and Adjusted EBITDA, which eliminate certain items described above that can be subject to volatility and unusual costs, as one the principal measures to evaluate and monitor financial performance period over period.  We believe that presenting Operating Results and Adjusted EBITDA is useful information for investors to use in comparing the Company’s period-to-period results as well as for comparing with other similar businesses since most do not have redeemable instruments and therefore have different equity structures.

Operating Results and Adjusted EBITDA are not measures of financial performance under GAAP. Adjusted EBITDA and Operating Results should not be considered in isolation or as an alternative to, or substitute for, net income attributable to our shareholders presented in the consolidated financial statements.

Index
The following tables provide detail of the diluted earnings per share computation and reconcile net income attributable to our shareholders calculated in accordance with GAAP to Adjusted EBITDA and Operating Results (in thousands, except per share data):

	Three Months Ended March 31,
	2023	2022*
Adjusted EBITDA
Net income attributable to USPH shareholders	$7,410	$8,799
Adjustments:
Depreciation and amortization	3,788	3,824
Change in fair value of contingent earn-out consideration	698	-
Interest income	(64)	(46)
Relief funds	(467)	-
Change in revaluation of put-right liability	149	(603)
Interest expense - debt and other, net	2,560	540
Provision for income taxes	2,969	3,498
Equity-based awards compensation expense	1,806	1,846
Allocation to non-controlling interests	(371)	(363)
Adjusted EBITDA (a non-GAAP measure)	18,478	17,495

Earnings per share
Computation of earnings per share - USPH shareholders:
Net income attributable to USPH shareholders	$7,410	$8,799
Charges to retained earnings:
Revaluation of redeemable non-controlling interest	119	(153)
Tax effect at statutory rate (federal and state)	(30)	39
	$7,499	$8,685

Earnings per share (basic and diluted)	$0.58	$0.67

Operating Results
Net income attributable to USPH shareholders	7,410	8,799
Adjustments:
Change in fair value of contingent earn-out consideration	698	-
Change in revaluation of put-right liability	149	(603)
Allocation to non-controlling interests	33	-
Relief Funds	(467)	-
Tax effect at statutory rate (federal and state)	(105)	154
Operating Results (a non-GAAP measure)	$7,718	$8,350

Basic and diluted Operating Results per share (a non-GAAP measure)	$0.59	$0.65

Shares used in computation - basic and diluted	13,025	12,937

*Revised to conform to current year presentation

Index
2023 First Quarter Compared to 2022 First Quarter Results

The following table summarizes financial data by segment for the periods indicated and reconciles the data to our consolidated financial statements (in thousands):

	Three Months Ended March 31,
	2023	2022

Net operating revenue:
Physical therapy operations	$129,159	$112,636
Industrial injury prevention services	19,350	19,068
Total Company	$148,509	$131,704

Gross profit:
Physical therapy operations	$27,089	$22,436
Industrial injury prevention services	3,768	4,152
Total Company	$30,857	$26,588

Total Assets:
Physical therapy operations	$726,422	$608,240
Industrial injury prevention services	141,705	155,623
Total Company	$868,127	$763,863

Revenue

Total net revenue for 2023 First Quarter was $148.5 million, an increase of 12.8%, compared to $131.7 million for the 2022 First Quarter.  See table below for a breakdown of total net revenue.

	Three Months Ended March 31,		Variance
	2023	2022	$	%
	(In thousands, except percentages)
Revenue related to:	In USD
Mature Clinics (1)	$114,502	$108,229	$6,273	5.8%
2023 Clinic Additions	371	-	371	*	(2)
2022 Clinic Additions	11,708	195	11,513	*	(2)
Clinics sold or closed in 2022	-	1,114	(1,114)	*	(2)
Net patient revenue from physical therapy operations	126,581	109,538	17,043	15.6%
Other revenue	799	872	(73)	-8.4%
Physical therapy operations	127,380	110,410	16,970	15.4%
Management contracts	1,779	2,226	(447)	-20.1%
Industrial injury prevention services	19,350	19,068	282	1.5%
	$148,509	$131,704	$16,805	12.8%

(1)	See Glossary of Terms - Key Business Metrics for the definition.
(2)	Not meaningful.

Revenue from physical therapy operations increased $17.0 million, or 15.4%, to $127.4 million for the 2023 First Quarter from $110.4 million for the 2022 First Quarter primarily due to a 15.4% increase in the number of patient visits to 1,227,490 for the 2023 First Quarter from 1,063,519 in the 2022 First Quarter. Net patient revenue per visit increased to $103.12 in the 2023 First Quarter from $103.00 in the 2022 First Quarter.

IIP services revenue increased to $19.4 million for the 2023 First Quarter as compared to $19.1 million for the 2022 First Quarter.

Operating Cost

Operating cost was $117.7 million for the 2023 First Quarter, or 79.2% of net revenue, compared to $105.1 million, or 79.8% of net revenue, for the 2022 First Quarter. Salaries and related costs were 57.9% of net revenue for the 2023 First Quarter versus 57.1% for the 2022 First Quarter.  Rent, supplies, contract labor and other costs as a percentage of total revenue were 20.3% for the 2023 First Quarter versus 21.8% for the 2022 First Quarter. The provision for credit losses as a percentage of total revenue was 1.0% for both 2023 First Quarter and 2022 First Quarter.  See table below for a more detailed breakdown of operating costs. See table below for a breakdown of Operating costs.

Index
	Three Months Ended March 31,		Variance
	2023	2022	$	%
Operating costs related to:
Mature clinics (1)	$91,025	$86,978	$4,047	4.7%
2023 clinic additions	432	-	432	*	(2)
2022 clinic additions	9,100	389	8,711	*	(2)
Clinics sold or closed in 2022	64	1,002	(938)	*	(2)
Physical therapy operations	100,621	88,369	12,252	13.9%
Management contracts	1,449	1,831	(382)	-20.9%
Industrial injury prevention services	15,582	14,916	666	4.5%
Operating costs	$117,652	$105,116	$12,536	11.9%

(1)	See Glossary of Terms of our Key Business Metrics for the definition of these terms.
(2)	Not meaningful

Physical therapy operating costs increased $12.3 million or 13.9% primarily driven by the impact of a full quarter of 2022 and 2023 clinic additions.  Additionally, costs associated with mature clinics increased 4.7% mostly due to higher salaries and related costs related to a 6.0% increase in patient visits at mature clinics.

IIP services operating costs increased by $0.7 million, or 4.5%, to $15.6 million as compared to $14.9 million in the 2022 First Quarter.

Operating Cost—Salaries and Related Costs

Salaries and related costs was $86.0 million or 57.9% of net revenue for the 2023 First Quarter versus $75.1 million or 57.1% for the 2022 First Quarter. Salaries and related costs for the physical therapy operations was $72.6 million in the 2023 First Quarter, or 57.0% of physical therapy operations revenue, as compared to $62.5 million in the 2022 First Quarter, or 56.6% of physical therapy operations revenue. Salaries and related costs for the IIP business was $12.1 million in the 2023 First Quarter, or 62.8% of IIP services revenue, as compared to $11.1 million in the 2022 First Quarter, or 58.2% of IIP revenue.

Operating Cost—Rent, Supplies, Contract Labor and Other

Rent, supplies, contract labor and other costs as a percentage of total revenue were $30.1 million or 20.3% for the 2023 First Quarter versus $28.7 million or 21.8% for the 2022 First Quarter. Rent, supplies, contract labor and other costs for the physical therapy operations was $26.5 million in the 2023 First Quarter, or 20.8% of physical therapy operations revenue, as compared to $24.6 million in the 2022 First Quarter, or 22.3% of physical therapy operations revenue. Rent, supplies, contract labor and other costs for the IIP services business was $3.4 million in the 2023 First Quarter, or 17.7% of IIP services revenue, as compared to $3.8 million in the 2022 First Quarter, or 20.1% of net IIP services revenue.

Operating Cost—Provision for Credit Losses

The provision for credit losses as a percentage of net revenue were 1.0% in the 2023 First Quarter and for 2022 First Quarter.

Our provision for credit losses for patient accounts receivable as a percentage of total patient accounts receivable was 4.5% on March 31, 2023, as compared to 5.2% on December 31, 2022. Our days’ sales outstanding were both 31 days on March 31, 2023, and December 31, 2022.

Index
Gross Profit

Gross profit for the 2023 First Quarter increased $4.3 million, or 16.1%, to $30.9 million from $26.6 million for the 2022 First Quarter. The following table provides a more detailed breakdown of gross profit and related gross profit margins:

	First Quarter Ended March 31,
	2023		2022		Variance
	In USD	Margin %	In USD	Margin %	$	%
Physical therapy operations	$26,759	21.0%	$22,041	20.0%	$4,718	21.4%
Management contracts	330	18.5%	395	17.7%	(65)	-16.5%
Industrial injury prevention services	3,768	19.5%	4,152	21.8%	(384)	-9.2%
Gross profit	$30,857	20.8%	$26,588	20.2%	$4,269	16.1%

Corporate Office Cost

Corporate office cost was $13.9 million, or 9.3% of net revenue, for the 2023 First Quarter compared to $11.6 million, or 8.8% of net revenue, for the 2022 First Quarter.

Operating Income

Operating income was $17.0 million for the 2023 First Quarter compared to $15.0 million in the 2022 First Quarter. In both comparative periods, the operating income was 11.4% of net revenue.

Other Income and Expense

For 2023 First Quarter, other expenses were $2.6 million compared to other income of $0.4 million in 2022 First Quarter.

During the 2023 First Quarter, we recognized $0.5 million of Relief Funds. The Relief Funds were received in prior years but were subject to certain compliance requirements which were met in 2023 First Quarter. We do not expect to receive or recognize any future Relief Funds. No such income was recognized in the comparable prior year period.

During the 2023 First Quarter, we revalued the contingent earn-out consideration related to an acquisition and recognized an increase in the related liability of $0.7 million.

The revaluation of the put-right liability resulted in an increase of $0.1 million to the related liability for the 2023 First Quarter. The put-right relates to the potential future purchase of a company that provides physical therapy and rehabilitation services to hospitals and other ancillary providers in a distinct market area. The owners have the right to put this transaction to us in approximately five years from November 2021. The value of this right will continue to be adjusted in future periods, as appropriate.

Interest expense, net of $0.6 million savings from the interest rate swap arrangement discussed below, was $2.6 million for the 2023 First Quarter compared to $0.5 million in the 2022 First Quarter. The increase in interest expense was primarily due to a higher effective interest rate as well as increased borrowings to fund acquisitions. The overall effective interest rate on our debt was 5.5% for the 2023 First Quarter.

Through a subsidiary, we have a 49% joint venture interest in a company which provides physical therapy services for patients at hospitals. Since we are deemed to not have a controlling interest in the joint venture, our investment is accounted for using the equity method of accounting. The investment balance of this joint venture as of March 31, 2023, is $12.2 million. For the 2023 First Quarter, we recognized income of $0.3 million on this 49% joint venture.

Index
Provision for Income Taxes

The provision for income tax was $3.0 million for the 2023 First Quarter compared to $3.5 million for the 2022 First Quarter. The provision for income tax as a percentage of income before taxes less net income attributable to non-controlling interest (effective tax rate) was 28.6% for the 2023 First Quarter and 28.4% for the 2022 First Quarter. A reconciliation of our income tax expense and effective income rate is as follows:

	First Quarter Ended March 31,
	2023	2022
	(In thousands, except percentages)
Income before taxes	$14,396	$15,480

Less: net loss (income) attributable to non-controlling interest:
Redeemable non-controlling interest - temporary equity	(2,720)	(2,557)
Non-controlling interest - permanent equity	(1,297)	(626)
	$(4,017)	$(3,183)

Income before taxes less net income attributable to non-controlling interest	$10,379	$12,297

Provision for income taxes	$2,969	$3,498

Percentage	28.6%	28.4%

Net Income Attributable to Non-controlling Interest

Net income attributable to redeemable non-controlling interest (temporary equity) was $2.7 million for the 2023 First Quarter and $2.6 million for the 2022 First Quarter.  Net income attributable to non-controlling interest (permanent equity) was $1.3 million for the 2023 First Quarter and $0.6 million for the 2022 First Quarter.

Other Comprehensive Loss

The Company entered into an interest rate swap effective on June 30, 2022, which will mature on June 30, 2027.  It has a $150.0 million notional value adjusted concurrently with scheduled principal payments made on the Term Facility. On March 31, 2023, the fair value of the interest rate swap was $3.6 million, a decrease of $1.8 million, net of tax, as compared to December 31, 2022.  The fair value of the interest rate swap is included in other assets (current and long term) in the accompanying consolidated balance sheet while the decrease in fair value is presented as unrealized loss in the accompanying unaudited consolidated statements of comprehensive income. The interest rate swap arrangement has generated $0.7 million in interest savings since its inception. The average interest rate for the term loan during the 2023 First Quarter was 4.9%.

GLOSSARY OF TERMS – Key Business Metrics

Mature clinics are clinics opened or acquired prior to January 1, 2021, and are still operating as of the balance sheet date.

Net rate per patient visit is net patient revenue related to our physical therapy operations divided by total number of patient visits (defined below) during the periods presented.

Patient visits is the number of unique patient visits during the periods presented.

Average visits per day per clinic is patient visits divided by the number of days in which normal business operations were conducted during the periods presented and further divided by the average number of clinics in operation during the periods presented.

LIQUIDITY AND CAPITAL RESOURCES

We believe that our business has sufficient cash to allow us to meet our short-term cash requirements. On March 31, 2023, and December 31, 2022, we had $32.6 million and $31.6 million, respectively, in cash and cash equivalents.  We believe that our cash and cash equivalents and availability under our Credit Facilities are sufficient to fund the working capital needs of our operating subsidiaries through at least March 31, 2024.

Index
Cash and cash equivalents increased by $8.4 million from March 31, 2022 to March 31, 2023.  During the First Quarter 2023, $11.3 million was provided by operations, $2.3 million was provided by financing activities and $12.7 million was used in investing activities. The major uses of cash for investing and financing activities included: purchase of business and non-controlling interest ($11.0 million) distributions to non-controlling interests inclusive of those classified as redeemable non-controlling interest ($3.3 million), and purchase of fixed assets ($2.1 million).

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

The interest rates per annum applicable to the Senior Credit Facilities (other than in respect of Swingline Loans) will be Term SOFR as defined in the agreement plus an applicable margin or, at our option, an alternate base rate plus an applicable margin. Currently, our interest rate including the applicable margin is 4.915%. Interest is payable at the end of the selected interest period but no less frequently than quarterly and on the date of maturity.

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

Index
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

We designated our interest rate swap as a cash flow hedge and structured it to be highly effective. Consequently, unrealized gains and losses related to the fair value of the interest rate swap are recorded to accumulated other comprehensive income (loss), net of tax.

On March 31, 2023, $147.2 million was outstanding on the Term Loan and $38.0 million was outstanding under the Revolving Facility. The Revolving Facility has $137.0 million of availability. As of March 31, 2023, we were in compliance with all of the covenants thereunder.

On February 28, 2023, we acquired an 80% interest in a one-clinic physical therapy practice. The practice’s owners and founders retained 20% of the equity interest. The purchase price for the 80% equity interest was approximately $6.2 million, of which $5.8 million was paid in cash and $0.4 million in the form of a note payable.  The note accrues interest at 4.5% per annum and the principal and interest are payable on February 28, 2025.

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

On October 31, 2022, we acquired a 60% interest in a fourteen-clinic physical therapy practice. The practice’s owners retained 40% of the equity interests. The purchase price for the 60% equity interest was approximately $19.5 million, with a potential additional amount to be paid at a later date based on the performance of the business. This contingent consideration had a fair value of $8.9 million on March 31, 2023. The fair value of this contingent consideration will be adjusted quarterly based on certain criteria and market inputs.

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

We generally enter into various notes payable as a means of financing our acquisitions. Our present outstanding notes payable primarily relate to the acquisitions of a business or acquisitions of majority interests in businesses. At March 31, 2023, our remaining outstanding balance on these notes aggregated $7.0 million. $6.0 million of the outstanding notes payable are payable in 2023 and 2024 and $1.0 million is payable in 2025. Notes are generally payable in equal annual installments of principal over two years plus any accrued and unpaid interest. Interest accrues at various interest rates ranging from 3.25% to 8.0% per annum.

The limited partnership agreements, as amended, provide that, upon the triggering events, we have a Call Right and the selling entity or individual has a Put Right for the purchase and sale of the limited partnership interest held by the partner. Once triggered, the Put Right and the Call Right do not expire, even upon an individual partner’s death, and contain no mandatory redemption feature. The purchase price of the partner’s limited partnership interest upon the exercise of either the Put Right or the Call Right is calculated per the terms of the respective agreements and classified as redeemable non-controlling interest (temporary equity) in our consolidated balance sheets. The fair value of the redeemable non-controlling interest at March 31, 2023 was $164.3 million.

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

As of March 31, 2023, we have accrued $8.0 million related to credit balances due to patients and payors.  This amount is expected to be paid in the next twelve months.

From September 2001 through December 31, 2008, our Board of Directors (“Board”) authorized us to purchase, in the open market or in privately negotiated transactions, up to 2,250,000 shares of our common stock. In March 2009, the Board authorized the repurchase of up to 10% or approximately 1,200,000 shares of our common stock (“March 2009 Authorization”). Our Credit Agreement permits share repurchases of up to $15,000,000 in the aggregate, subject to compliance with covenants. We are required to retire shares purchased under the March 2009 Authorization.

There is no expiration date for the share repurchase program. As of March 31, 2023, there are currently an additional estimated 156,855 shares (based on the closing price of $95.63 on March 31, 2023) that may be purchased from time to time in the open market or private transactions depending on price, availability and our cash position. We did not purchase any shares of our common stock during the three months ended March 31, 2023.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We maintain an interest rate swap arrangement which is considered a derivative instrument. Our indebtedness as of March 31, 2023, was the outstanding balance of seller notes from our acquisitions of $7.0 million, and an outstanding balance on our Credit Agreement of $185.2 million, which includes a term note with a balance of $147.2 million and $38.0 million drawn under our Revolving Facility. The Revolving Facility is subject to fluctuating interest rates. A 1% change in the interest rate would yield an additional $0.4 million of interest expense. See Note 9 to the unaudited consolidated financial statements.

Index
ITEM 4.	CONTROLS AND PROCEDURES.

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

ITEM 1A.	RISK FACTORS.

Except as provided below, there have been no material changes to our risk factors as previously disclosed in Item 1A contained in Part I of our Annual Report on Form 10-K for the year ended December 31, 2022 and filed with the SEC on February 28, 2023.

Actual or perceived events involving banking volatility or limited liability, defaults or other adverse developments that affect the U.S. or international financial systems, may result in market wide liquidity problems which could have a material and adverse impact on our available cash and results of operations.

At any point in time, the funds in our operating accounts with financial institutions or financial services industry companies with which we have financial, or business relationships may exceed the applicable Federal Deposit Insurance Corporation (“FDIC”) limits. While we monitor the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying institutions fail. There is no guarantee that the FDIC will provide access to all or some uninsured funds in the event of the closure, default, or non-performance of the financial institution or financial services industry companies with which they have relationships, if such parties may be unable to satisfy their obligations with us. To date, we have not experienced losses of cash in our operating accounts or our invested cash and cash equivalents as a result of any banking volatility; however, we can provide no assurances that access to our operating cash or cash and cash equivalents will not be impacted by adverse conditions in the financial markets. Further, banking volatility or adverse developments impacting financial systems may make equity or debt financing more difficult to obtain, and additional debt or equity financing might not be available on reasonable terms, if at all. Difficulties obtaining debt or equity financing could have a material adverse effect on our financial condition and results of operations.

Index
ITEM 6.	EXHIBITS.

Exhibit Number	Description
99.1
U. S. Physical Therapy, Inc. Objective Long-Term Incentive Plan for Senior Management for 2023, effective March 2, 2023 [incorporated by reference to Exhibit 99.1 to the Company Current Report on Form 8-K filed with the SEC on March 2, 2023].

99.2
U. S. Physical Therapy, Inc. Discretionary Long-Term Incentive Plan for Senior Management for 2023, effective March 2, 2023 [incorporated by reference to Exhibit 99.2 to the Company Current Report on Form 8-K filed with the SEC on March 2, 2023].

99.3
U. S. Physical Therapy, Inc. Objective Cash/RSA Bonus Plan for Senior Management for 2023, effective March 2, 2023 [incorporated by reference to Exhibit 99.3 to the Company Current Report on Form 8-K filed with the SEC on March 2, 2023].

99.4
U. S. Physical Therapy, Inc. Discretionary Cash/RSA Bonus Plan for Senior Management for 2023, effective March 2, 2023 [incorporated by reference to Exhibit 99.4 to the Company Current Report on Form 8-K filed with the SEC on March 2, 2023].

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

U.S. PHYSICAL THERAPY, INC.

Date: May 5, 2023	By:	/s/ CAREY HENDRICKSON
Carey Hendrickson
Chief Financial Officer
(Principal financial and accounting officer)