Form 10-Q
period 2023-06-30
U S PHYSICAL THERAPY INC /NV
filed 2023-08-09
CIK 885978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2023
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

As of August 9, 2023 the number of shares outstanding (issued less treasury stock) of the registrant’s common stock, par value $.01 per share, was: 14,987,316.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	June 30, 2023	December 31, 2022
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$160,738	$31,594
Patient accounts receivable, less allowance for credit losses of $2,800 and $2,829, respectively	54,285	51,934
Accounts receivable - other	16,852	16,671
Other current assets	9,924	11,067
Total current assets	241,799	111,266
Fixed assets:
Furniture and equipment	63,429	62,074
Leasehold improvements	45,096	42,877
Fixed assets, gross	108,525	104,951
Less accumulated depreciation and amortization	83,548	80,203
Fixed assets, net	24,977	24,748
Operating lease right-of-use assets	101,582	103,004
Investment in unconsolidated affiliate	12,229	12,131
Goodwill	506,703	494,101
Other identifiable intangible assets, net	107,592	108,755
Other assets	4,699	4,149
Total assets	$999,581	$858,154
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST, USPH SHAREHOLDERS’ EQUITY AND NON-CONTROLLING INTEREST
Current liabilities:
Accounts payable - trade	$3,674	$3,300
Accounts payable - due to seller of acquired business	-	3,204
Accrued expenses	43,338	37,413
Current portion of operating lease liabilities	31,274	33,709
Current portion of term loan and notes payable	7,530	7,863
Total current liabilities	85,816	85,489
Notes payable, net of current portion	2,194	1,913
Revolving line of credit	-	31,000
Term loan, net of current portion and deferred financing costs	141,266	142,918
Deferred taxes	23,102	21,303
Operating lease liabilities, net of current portion	78,912	77,934
Other long-term liabilities	12,779	13,029
Total liabilities	344,069	373,586

Redeemable non-controlling interest - temporary equity	165,514	167,515

Commitments and Contingencies

U.S. Physical Therapy, Inc. (“USPH”) shareholders’ equity:
Preferred stock, $0.01 par value, 500,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.01 par value, 20,000,000 shares authorized, 17,202,053 and 15,216,326 shares issued, respectively	172	152
Additional paid-in capital	277,493	110,317
Accumulated other comprehensive gain	4,796	4,004
Retained earnings	237,665	232,948
Treasury stock at cost, 2,214,737 shares	(31,628)	(31,628)
Total USPH shareholders’ equity	488,498	315,793
Non-controlling interest - permanent equity	1,500	1,260
Total USPH shareholders’ equity and non-controlling interest - permanent equity	489,998	317,053
Total liabilities, redeemable non-controlling interest, USPH shareholders’ equity and non-controlling interest - permanent equity	$999,581	$858,154

The accompanying notes are an integral part of these unaudited consolidated financial statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF NET INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30,2023	June 30, 2022

Net patient revenue	$129,280	$118,196	$255,861	$227,734
Other revenue	22,205	22,460	44,133	44,626
Net revenue	151,485	140,656	299,994	272,360
Operating cost:
Salaries and related costs	86,871	79,939	172,911	155,088
Rent, supplies, contract labor and other	30,844	28,345	60,944	57,007
Provision for credit losses	1,563	1,551	3,075	2,856
Total operating cost	119,278	109,835	236,930	214,951

Gross profit	32,207	30,821	63,064	57,409

Corporate office costs	12,145	10,741	26,004	22,297
Operating income	20,062	20,080	37,060	35,112

Other (expense) income
Interest expense - debt and other, net	(2,633)	(987)	(5,193)	(1,527)
Change in fair value of contingent earn-out consideration	708	-	10	-
Equity in earnings of unconsolidated affiliate	326	340	600	679
Change in revaluation of put-right liability	(50)	(617)	(199)	(14)
Relief Funds	-	-	467	-
Other and interest income	682	679	746	725
Total other (expense) income	(967)	(585)	(3,569)	(137)
Income before taxes	19,095	19,495	33,491	34,975

Provision for income taxes	4,231	4,239	7,200	7,737

Net income	14,864	15,256	26,291	27,238

Less: Net income attributable to non-controlling interest:
Redeemable non-controlling interest - temporary equity	(2,920)	(2,626)	(5,640)	(5,183)
Non-controlling interest - permanent equity	(1,025)	(1,435)	(2,322)	(2,061)
	(3,945)	(4,061)	(7,962)	(7,244)

Net income attributable to USPH shareholders	$10,919	$11,195	$18,329	$19,994

Basic and diluted earnings per share attributable to USPH shareholders	$0.64	$0.87	$1.22	$1.55

Shares used in computation - basic and diluted	13,720	12,998	13,375	12,968

Dividends declared per common share	$0.43	$0.41	$0.86	$0.82

The accompanying notes are an integral part of these unaudited consolidated financial statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS)

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

Net income	$14,864	$15,256	$26,291	$27,238
Other comprehensive loss
Unrealized gain (loss) on cash flow hedge	2,881	(531)	1,064	(531)
Tax effect at statutory rate (federal and state)	(736)	136	(272)	136
Comprehensive income	$17,009	$14,861	$27,083	$26,843

Comprehensive income attributable to non-controlling interest	(3,945)	(4,061)	(7,962)	(7,244)
Comprehensive income attributable to USPH shareholders	$13,064	$10,800	$19,121	$19,599

The accompanying notes are an integral part of these unaudited consolidated financial statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Six Months Ended
	June 30, 2023	June 30, 2022
OPERATING ACTIVITIES
Net income including non-controlling interest	$26,291	$27,238
Adjustments to reconcile net income including non-controlling interest to net cash provided by operating activities:
Depreciation and amortization	7,615	7,298
Provision for credit losses	3,075	2,856
Equity-based awards compensation expense	3,592	3,660
Change in deferred income taxes	1,799	4,307
Change in revaluation of put-right liability	199	14
Earnings in unconsolidated affiliate	(600)	(679)
Loss (gain) on sale of clinics and fixed assets	63	(614)
Changes in operating assets and liabilities:
Increase in patient accounts receivable	(5,341)	(7,459)
Increase in accounts receivable - other	(85)	(2,862)
Decrease in other assets	593	230
Increase (decrease ) in accounts payable and accrued expenses	1,335	(3,891)
Increase (decrease) in other long-term liabilities	243	(2,587)
Net cash provided by operating activities	38,779	27,511

INVESTING ACTIVITIES
Purchase of fixed assets	(4,523)	(4,569)
Purchase of majority interest in businesses, net of cash acquired	(8,040)	(11,799)
Purchase of redeemable non-controlling interest, temporary equity	(7,804)	(8,648)
Purchase of non controlling interest-permanent equity	(39)	(156)
Proceeds on sale of partnership interest - redeemable non-controlling interest	237	740
Proceeds on sales of redeemable non-controlling interest-temporary	-	344
Distributions from unconsolidated affiliate	502	548
Proceeds on sale of fixed assets	7	-
Net cash used in investing activities	(19,660)	(23,540)

FINANCING ACTIVITIES
Distributions to non-controlling interest, permanent and temporary equity	(8,431)	(7,202)
Cash dividends paid to shareholders	(11,238)	(10,659)
Proceeds from revolving line of credit	24,000	61,000
Proceeds from term loan	-	150,000
Proceeds from issuance of common stock pursuant to the secondary public offering, net of issuance costs	163,655	-
Payments on revolving line of credit	(55,000)	(175,000)
Principal payments on notes payable	(1,086)	(338)
Payment on term loan	(1,875)	(1,779)
Other	-	12
Net cash provided by financing activities	110,025	16,034

Net increase in cash and cash equivalents	129,144	20,005
Cash and cash equivalents - beginning of period	31,594	28,567
Cash and cash equivalents - end of period	$160,738	$48,572

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$1,241	$4,524
Interest paid	4,011	1,319
Non-cash investing and financing transactions during the period:
Purchase of businesses - seller financing portion	360	374
Notes payable related to purchase of redeemable non-controlling interest, temporary equity	621	948
Notes payable related to purchase of non-controlling interest, permanent equity	-	296
Notes receivable related to sale of partnership interest - redeemable non-controlling interest	2,687	1,476

The accompanying notes are an integral part of these unaudited consolidated financial statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(IN THOUSANDS)
	U.S.Physical Therapy, Inc.
	Common Stock		Additional	Accumulated Other	Retained	Treasury Stock		Total Shareholders’	Non-Controlling
For the three months ended June 30, 2023	Shares	Amount	Paid-In Capital	Comprehensive Gain	Earnings	Shares	Amount	Equity	Interests	Total

Balance March 31, 2023	15,277	$152	$112,123	$2,651	$234,760	(2,215)	$(31,628)	$318,058	$1,418	$319,476
Issuance of restricted stock, net of cancellations	9	-	-	-	-	-	-	-	-	-
Revaluation of redeemable non-controlling interest, net of tax	-	-	-	-	(2,865)	-	-	(2,865)	-	(2,865)
Purchase of non-controlling interest	-	-	-	-	(50)	-	-	(50)	11	(39)
Compensation expense - equity-based awards	-	-	1,786	-	-	-	-	1,786	-	1,786
Dividends paid to USPH shareholders	-	-	-	-	(5,621)	-	-	(5,621)	-	(5,621)
Distributions to non-controlling interest partners - permanent equity	-	-	-	-	-	-	-	-	(955)	(955)
Deferred taxes related to redeemable non-controlling interest - temporary equity	-	-	-	-	237	-	-	237	-	237
Other	-	-	(51)	-	285	-	-	234	1	235
Issuance of common stock, pursuant to the secondary public offering, net of issuance costs	1,916	20	163,635	-	-	-	-	163,655	-	163,655
Net income attributable to non-controlling interest - permanent equity	-	-	-	-	-	-	-	-	1,025	1,025
Net income attributable to USPH shareholders	-	-	-	-	10,919	-	-	10,919	-	10,919
Other comprehensive gain	-	-	-	2,145	-	-	-	2,145	-	2,145
Balance June 30, 2023	17,202	$172	$277,493	$4,796	$237,665	(2,215)	$(31,628)	$488,498	$1,500	$489,998

	U .S.Physical Therapy, Inc.
	Common Stock		Additional	Accumulated Other	Retained	Treasury Stock		Total Shareholders’	Non-Controlling
For the six months ended June 30, 2023	Shares	Amount	Paid-In Capital	Comprehensive Gain	Earnings	Shares	Amount	Equity	Interests	Total

Balance December 31, 2022	15,216	$152	$110,317	$4,004	$232,948	(2,215)	$(31,628)	$315,793	$1,260	$317,053
Issuance of restricted stock, net of cancellations	70	-	-	-	-	-	-	-	-	-
Revaluation of redeemable non-controlling interest	-	-	-	-	(2,746)	-	-	(2,746)	-	(2,746)
Purchase of non-controlling interest	-	-	-	-	(50)	-	-	(50)	11	(39)
Compensation expense - equity-based awards	-	-	3,592	-	-	-	-	3,592	-	3,592
Dividends paid to USPH shareholders	-	-	-	-	(11,238)	-	-	(11,238)	-	(11,238)
Distributions to non-controlling interest partners - permanent equity	-	-	-	-	-	-	-	-	(2,094)	(2,094)
Deferred taxes related to redeemable non-controlling interest - temporary equity	-	-	-	-	374	-	-	374	-	374
Other	-	-	(51)	-	48	-	-	(3)	1	(2)
Issuance of common stock, pursuant to the secondary public offering, net of issuance costs	1,916	20	163,635	-	-	-	-	163,655	-	163,655
Net income attributable to non-controlling interest - permanent equity	-	-	-	-	-	-	-	-	2,322	2,322
Net income attributable to USPH shareholders	-	-	-	-	18,329	-	-	18,329	-	18,329
Other comprehensive gain	-	-	-	792	-	-	-	792	-	792
Balance June 30, 2023	17,202	$172	$277,493	$4,796	$237,665	(2,215)	$(31,628)	$488,498	$1,500	$489,998

	U.S.Physical Therapy, Inc.
	Common Stock		Additional	Accumulated Other	Retained	Treasury Stock		Total Shareholders’	Non-Controlling
For the three months ended June 30, 2022	Shares	Amount	Paid-In Capital	Comprehensive Loss	Earnings	Shares	Amount	Equity	Interests	Total

Balance March 31, 2022	15,206	$151	$105,205	-	$227,243	(2,215)	$(31,628)	$300,971	$1,245	$302,216
Issuance of restricted stock, net of cancellations	13	1	-	-	-	-	-	1	-	1
Revaluation of redeemable non-controlling interest, net of tax	-	-	-	-	116	-	-	116	-	116
Compensation expense - equity-based awards	-	-	1,814	-	-	-	-	1,814	-	1,814
Transfer of compensation liability for certain stock issued pursuant to long-term incentive plans	-	-	1	-	-	-	-	1	-	1
Purchase of partnership interests - non-controlling interest	-	-	(219)	-	-	-	-	(219)	239	20
Dividends payable to USPH shareholders	-	-	-	-	(5,332)	-	-	(5,332)	-	(5,332)
Distributions to non-controlling interest partners - permanent equity	-	-	-	-	-	-	-	-	(1,163)	(1,163)
Deferred taxes related to redeeemable non-controlling interest - temporary equity	-	-	-	-	(1,486)	-	-	(1,486)	-	(1,486)
Other	-	-	-	-	511	-	-	511	-	511
Net income attributable to non-controlling interest - permanent equity	-	-	-	-	-	-	-	-	1,435	1,435
Net income attributable to USPH shareholders	-	-	-	-	11,195	-	-	11,195	-	11,195
Other comprehensive loss	-	-	-	(395)	-	-	-	(395)	-	(395)
Balance June 30, 2022	15,219	$152	$106,801	$(395)	$232,247	(2,215)	$(31,628)	$307,177	$1,756	$308,933

	U.S.Physical Therapy, Inc.
	Common Stock		Additional	Accumulated Other	Retained	Treasury Stock		Total Shareholders’	Non-Controlling
For the six months ended June 30, 2022	Shares	Amount	Paid-In Capital	Comprehensive Loss	Earnings	Shares	Amount	Equity	Interests	Total

Balance December 31, 2021	15,126	$151	$102,688	-	$224,395	(2,215)	$(31,628)	$295,606	$1,575	$297,181
Issuance of restricted stock, net of cancellations	93	1	-	-	-	-	-	1	-	1
Revaluation of redeemable non-controlling interest, net of tax	-	-	-	-	3	-	-	3	-	3
Compensation expense - equity-based awards	-	-	3,660	-	-	-	-	3,660	-	3,660
Transfer of compensation liability for certain stock issued pursuant to long-term incentive plans	-	-	707	-	-	-	-	707	-	707
Purchase of partnership interests - non-controlling interest	-	-	(265)	-	-	-	-	(265)	(95)	(360)
Dividends paid to USPH shareholders	-	-	-	-	(10,659)	-	-	(10,659)	-	(10,659)
Distributions to non-controlling interest partners - permanent equity	-	-	-	-	-	-	-	-	(2,471)	(2,471)
Deferred taxes related to redeeemable non-controlling interest - temporary equity	-	-	-	-	(1,486)	-	-	(1,486)	-	(1,486)
Other	-	-	11	-	-	-	-	11	686	697
Net income attributable to non-controlling interest - permanent equity	-	-	-	-	-	-	-	-	2,061	2,061
Net income attributable to USPH shareholders	-	-	-	-	19,994	-	-	19,994	-	19,994
Other comprehensive loss				(395)	-			(395)		(395)
Balance June 30, 2022	15,219	$152	$106,801	$(395)	$232,247	(2,215)	$(31,628)	$307,177	$1,756	$308,933

The accompanying notes are an integral part of these unaudited consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

U.S. Physical Therapy, Inc. and its subsidiaries (the “Company”) operates its business through two reportable business segments: (a) physical therapy operations segment, and (b) industrial injury prevention services (“IIP”) segment. The Company’s physical therapy operations consist of physical therapy and occupational therapy clinics that provide pre-and post-operative care and treatment for orthopedic-related disorders, sports-related injuries, preventive care, rehabilitation of injured workers and neurological injuries. Services provided by the IIP segment include onsite injury prevention and rehabilitation, performance optimization and ergonomic assessments.

As of June 30, 2023, the Company operated 656 clinics in 40 states. The Company also manages physical therapy facilities for third parties, primarily hospitals and physicians, with 43 third-party facilities under management as of June 30, 2023.

During the six months ended June 30, 2023 and year-ended December 31, 2022, the Company completed the acquisition of the following physical therapy practices.

Acquisition	Date	% Interest Acquired	Number of Clinics
May 2023 Acquisition	May 31, 2023	45%*	4
February 2023 Acquisition	February 28, 2023	80%	1
November 2022 Acquisition	November 30, 2022	80%	13
October 2022 Acquisition	October 31, 2022	60%	14
September 2022 Acquisition	September 30, 2022	80%	2
August 2022 Acquisition	August 31, 2022	70%	6
March 2022 Acquisition	March 31, 2022	70%	6

* See Note 3 for additional information.

In May 2023, the Company completed a secondary offering of 1,916,667 shares of its common stock at an offering price of $90.00 per share.  Upon completion of the offering, the Company received net proceeds of approximately $163.7 million, after deducting an underwriting discount of $8.6 million and recognizing related fees and expenses of $0.2 million.  A portion of the net proceeds was used to repay the $35.0 million then outstanding under the Company’s credit facility while the remainder is expected to be used primarily for additional acquisitions.

Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions for Form 10-Q. However, the statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Management believes this report contains all necessary adjustments (consisting only of normal recurring adjustments) to present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the interim periods presented. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on February 28, 2023.

Interim results are not necessarily indicative of the results the Company expects for the entire year.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company. All significant intercompany transactions and unaudited balances have been eliminated.

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

Goodwill and other indefinite-lived intangible assets are not amortized but are instead subject to periodic impairment evaluations. The fair value of goodwill and other identifiable intangible assets with indefinite lives are evaluated for impairment at least annually or upon the occurrence of certain triggering events or conditions and are written down to fair value, if considered impaired. These events or conditions include but are not limited to a significant adverse change in the business environment, regulatory environment, or legal factors; a current period operating, or cash flow, loss combined with a history of such losses or a projection of continuing losses; or a sale or disposition of a significant portion of a reporting unit. The occurrence of one of these triggering events or conditions could significantly impact an impairment assessment, necessitating an impairment charge. The Company evaluates indefinite-lived tradenames in conjunction with our annual goodwill impairment test.

The Company operates its business through two segments consisting of physical therapy operations and its IIP business. Reporting units within our physical therapy operations are comprised of six regions primarily based on each clinic’s location. In 2022 and 2023, the IIP business consisted of two reporting units.

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

For the six months ended June 30, 2023, no triggering events or indicators were identified that would require impairment assessments for such period.  During the year ended December 31, 2022, the Company recorded a charge for goodwill impairment of $9.1 million related to one reporting unit in the IIP business acquired in November 2021(“the IIP Acquisition”). The impairment is related to a change in the reporting unit’s current and projected operating income as well as various market inputs based on current market conditions, including the higher interest rate environment. No impairment was recognized as a result of our annual assessment of goodwill and tradenames for the other seven reporting units. The Company also noted no impairment to long-lived assets for all reporting units.

The Company continues to monitor for any triggering events or other indicators of impairment.

Investment in unconsolidated affiliate

Investments in unconsolidated affiliates, in which the Company has less than a controlling interest, are accounted for under the equity method of accounting and, accordingly, are adjusted for capital contributions, distributions and the Company’s equity in net earnings or loss of the respective joint venture.

Non-Controlling Interest

The Company recognizes non-controlling interest, in which the Company has no obligation but the right to purchase the non-controlling interest, as permanent equity in the unaudited consolidated financial statements separate from the parent entity’s equity. The amount of net income attributable to non-controlling interest is included in consolidated net income on the face of the consolidated statements of net income. Changes in a parent entity’s ownership interest in a subsidiary that do not result in deconsolidation are treated as equity transactions if the parent entity retains its controlling financial interest. The Company recognizes a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss is measured using the fair value of the non-controlling equity investment on the deconsolidation date.

When the purchase price of a non-controlling interest by the Company exceeds the book value at the time of purchase, any excess or shortfall is recognized as an adjustment to additional paid-in capital. Additionally, operating losses are allocated to non-controlling interests even when such allocation creates a deficit balance for the non-controlling interest partner.

Redeemable Non-Controlling Interest

Redeemable non-controlling interest consist of those that the owners and the Company have certain redemption rights, whether currently exercisable or not, and which currently, or in the future, require that the Company purchase or the owner sell the non-controlling interest held by the owner, if certain conditions are met.  The purchase price is derived at a predetermined formula based on a multiple of trailing twelve months earnings performance as defined in the respective limited partnership agreements.  The redemption rights can be triggered by the owner or the Company at such time as both of the following events have occurred: 1) termination of the owner’s employment, regardless of the reason for such termination, and 2) the passage of specified number of years after the closing of the transaction, typically three to five years, as defined in the limited partnership agreement.  The redemption rights are not automatic or mandatory (even upon death) and require either the owner or the Company to exercise its rights when the conditions triggering the redemption rights have been satisfied.

On the date the Company acquires a controlling interest in a partnership, and the limited partnership agreement for such partnership contains redemption rights not under the control of the Company, the fair value of the non-controlling interest is recorded in the consolidated balance sheet under the caption – Redeemable non-controlling interest – temporary equity.  Then, in each reporting period thereafter until it is purchased by the Company, the redeemable non-controlling interest is adjusted to the greater of its then current redemption value or initial carrying value, based on the predetermined formula defined in the respective limited partnership agreement.  As a result, the value of the non-controlling interest is not adjusted below its initial carrying value.  The Company records any adjustments in the redemption value directly to retained earnings and the adjustments are not reflected in the unaudited consolidated statements of net income.  Although the adjustments are not reflected in the unaudited consolidated statements of net income, current accounting rules require that the Company reflects the adjustments, net of tax, in the earnings per share calculation.  The amount of net income attributable to redeemable non-controlling interest owners is included in consolidated net income on the face of the unaudited consolidated statements of net income. Management believes the redemption value (i.e. the carrying amount) and fair value are the same.

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

On August 16, 2022, Inflation Reduction Act of 2022 was enacted and signed into law and includes targeted tax provisions. The Company has determined that these provisions will not have a material impact on the financial statements.

The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits nor was any interest expense recognized during the three and six months ended June 30, 2023. The Company records any interest or penalties, if required, in interest and other expense, as appropriate.

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

The three levels of the fair value hierarchy are as follows:

●	Level 1 – Quoted prices in active markets for identical assets or liabilities;
●
Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose significant inputs are observable; and

●	Level 3 – Unobservable inputs in which there is little or no market data which require the reporting entity to develop its own assumptions.

The carrying amounts reported in the balance sheets for cash and cash equivalents, certain contingent earn-out payments, accounts receivable, accounts payable and notes payable approximate their fair values due to the short-term maturity of these financial instruments. The carrying amount of the debt under the Third Amended and Restated Credit Agreement (defined as “Credit Agreement” in Note 9) approximates its fair value due to the variable interest which is tied to the Secured Overnight Financing Rate (“SOFR”).

The redeemable non-controlling interest included on the consolidated balance sheets and the put right associated with the potential future purchase of the separate company in the IIP Acquisition are both marked to fair value on a recurring basis using Level 3 inputs.  The redemption value of redeemable non-controlling interests approximates the fair value. The put right associated with the potential future purchase of a company is determined using a Monte Carlo simulation model utilizing unobservable inputs such as asset volatility and discount rates. The unobservable inputs used in the valuation of the put right as of June 30, 2023 include asset volatility of 25% and a discount rate of 11.46%. The asset volatility and discount rate used in the valuation of the put right as of June 30, 2022 were 25.0% and 10.49% respectively. See Note 5 for the changes in the fair value of redeemable non-controlling interest. The put right value decreased $0.1 million for the three months ended June 30, 2023. The put-right was valued at $3.7 million on June 30, 2023 and $3.6 million on June 30, 2022.

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

2. EARNINGS PER SHARE

Basic and diluted earnings per share is computed using the two-class method, which is an earnings allocation method that determines earnings per share for common shares and participating securities. The restricted stock the Company grants are participating securities containing non-forfeitable rights to receive dividends. Accordingly, any unvested restricted stock is included in the basic and diluted earnings per share computation. In accordance with current accounting guidance, the revaluation of redeemable non-controlling interest (see Note 5 – Redeemable Non-Controlling Interest), net of tax, charged directly to retained earnings is included in the earnings per basic and diluted share calculation.

The following table provides a detail of the basic and diluted earnings per share computation (in thousands, except per share data).

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(In thousands, except per share data)
Computation of earnings per share - USPH shareholders:
Net income attributable to USPH shareholders	$10,919	$11,195	$18,329	$19,994
Charges to retained earnings:
Revaluation of redeemable non-controlling interest	(2,865)	210	(2,746)	57
Tax effect at statutory rate (federal and state)	732	(54)	700	(15)
	$8,786	$11,351	$16,283	$20,036

Earnings per share (basic and diluted)	$0.64	$0.87	$1.22	$1.55

Shares used in computation:
Basic and diluted earnings per share - weighted-average shares	13,720	12,998	13,375	12,968

3. ACQUISITIONS OF BUSINESSES

The Company’s strategy is to continue acquiring multi-clinic outpatient physical therapy practices, to develop outpatient physical therapy clinics as satellites in existing partnerships and to continue acquiring companies that provide industrial injury prevention services.  The consideration paid for each acquisition is derived through arm’s length negotiations and funded through working capital, borrowings under the Company’s revolving credit facilities or proceeds from the recently completed secondary offering discussed in Note 1, Basis of Presentation and Significant Accounting Policies.

The purchase price plus the fair value of the non-controlling interest for the acquisitions after June 30, 2022 were allocated to the fair value of the assets acquired, inclusive of identifiable intangible assets (i.e. tradenames, referral relationships and non-compete agreements) and liabilities assumed based on the estimated fair values at the acquisition date, with the amount in excess of fair values being recorded as goodwill. The Company is in the process of completing its formal valuation analysis of the acquisitions, to identify and determine the fair value of tangible and identifiable intangible assets acquired and the liabilities assumed. Thus, the final allocation of the purchase price may differ from the preliminary estimates used on June 30, 2023, based on additional information obtained and completion of the valuation of the identifiable intangible assets. Changes in the estimated valuation of the tangible assets acquired, the completion of the valuation of identifiable intangible assets and the completion by the Company of the identification of any unrecorded pre-acquisition contingencies, where the liability is probable and the amount can be reasonably estimated, will likely result in adjustments to goodwill. The Company does not expect the adjustments to be material. The Company continues to evaluate the components for the purchase price allocations for other acquisitions in 2022 and 2023.

The results of operations of the acquisitions below have been included in the Company’s consolidated financial statements since their respective date of acquisition. Unaudited proforma consolidated financial information for the acquisitions have not been included, as the results, individually and in the aggregate, were not material to current operations.

2023 Acquisitions

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

On May 31, 2023, the Company and a local partner together acquired a 75% interest in a four-clinic physical therapy practice. After the transaction, the Company’s ownership interest is 45%, the Company’s local partner’s ownership interest is 30%, and the practice’s pre-acquisition owners have a 25% ownership interest. The purchase price for the 75% equity interest was approximately $3.1 million, of which $1.7 million was paid in cash by the Company, $1.1 million was paid in cash by the local partner, and $0.3 million was in the form of a note payable, (of which $0.2 million will be paid by the Company and $0.1 million will be paid by the local partner). The note will be paid on July 1, 2024. The Company guaranteed the full payment of the $0.3 million on its due date.

The aggregate purchase price for the 2023 acquisitions has been preliminarily allocated as follows:

Physical Therapy
Operations
(In thousands)
Cash paid, net of cash acquired	$8,040
Seller note	360
Contingent and deferred payments	380
Total consideration	$8,780

Estimated fair value of net tangible assets acquired:
Total current assets	$348
Total non-current assets	1,459
Total liabilities	(1,451)
Net tangible assets acquired	356
Customer and referral relationships	2,101
Non-compete agreement	101
Tradenames	518
Goodwill	9,627
Fair value of non-controlling interest (classified as redeemable non-controlling interest)	(3,923)
$8,780

Total current assets primarily represent accounts receivable while total non-current assets consist of fixed assets and equipment used in the practice.

For the acquisitions in 2023, the values assigned to the customer and referral relationships and non-compete agreement are being amortized on a straight-line basis over their respective estimated lives. For customer and referral relationships, the weighted-average amortization period is 12.0 years. For the non-compete agreements, the weighted-average amortization period is 5.0 years. The values assigned to tradenames are tested annually for impairment.

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

On October 31, 2022, the Company acquired a 60% interest in a fourteen-clinic physical therapy practice. The practice’s owners retained 40% of the equity interests. The purchase price for the 60% equity interest was approximately $19.5 million, with additional contingent consideration valued at $8.3 million on June 30, 2023, to be paid at a later date based on the performance of the business. There is no maximum payout. The estimate of this contingent consideration will continue to be marked at fair value based on the practice’s operational results and updated market inputs.

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

The purchase prices for the 2022 acquisitions have been preliminarily allocated as follows:

Physical Therapy
Operations
(In thousands)
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
$71,362

Total current assets primarily represent accounts receivable while total non-current assets consist of fixed assets and equipment used in the practice.

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

For the acquisitions in 2022, the values assigned to the customer and referral relationships and non-compete agreements are being amortized to expense equally over the respective estimated lives. For customer and referral relationships, the weighted-average amortization period is 12.0 years. For non-compete agreements, the weighted-average amortization period is 5.3 years. The values assigned to tradenames are tested annually for impairment.

4. REVENUE RECOGNITION

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

Revenue from the IIP segment, which is included in other revenue in the consolidated statements of net income, is derived from onsite services the Company provides to clients’ employees including injury prevention, rehabilitation, ergonomic assessments and performance optimization. Revenue from the IIP segment is recognized when obligations under the terms of the contract are satisfied. Revenue is recognized at an amount equal to the consideration the Company expects to receive in exchange for providing injury prevention services to its clients. The revenue is determined and recognized based on the number of hours and respective rate for services provided in a given period. Payment for services rendered is typically within thirty days.

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

The Company determines credit losses based on the specific aging and payor classifications at each clinic. The provision for credit losses is included in clinic operating cost in the statements of net income. Patient accounts receivable, which are stated at the historical carrying amount net of contractual allowances, write-offs and provision for credit losses, includes only those amounts the Company estimates to be collectible.

The following table details the revenue related to the various categories:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Revenue related to:	(In thousands)
Net patient revenue	$129,280	$118,196	$255,861	$227,734
Other revenue	792	898	1,591	1,770
Physical therapy operations	130,072	119,094	257,452	229,504
Industrial injury prevention services	19,246	19,437	38,596	38,505
Management contracts	2,167	2,125	3,946	4,351
	$151,485	$140,656	$299,994	$272,360

Medicare Reimbursement

The Medicare program reimburses outpatient rehabilitation providers based on the Medicare Physician Fee Schedule (“MPFS”) For services provided in 2020 through 2025 no adjustment is expected to be applied each year to the fee schedule payment rates, before applying the mandatory budget neutrality adjustment.

In 2021 the MPFS established by Centers for Medicare and Medicaid Services (“CMS”) resulted in an approximate 3.5% decrease in the reimbursement for the codes applicable to physical/occupational therapy services provided by our clinics, as compared to 2020. For 2022, the MPFS Final Rule was to be an approximately 3.75% reduction to Medicare payments for physical/occupational therapy services. This was due to the expiration of the additional funding to the conversion factor provided by Congress in 2021 under the Consolidated Appropriations Act, 2021. However, this reduction was addressed in the Protecting Medicare and American Farmers from Sequester Cuts Act (“2021 Act”) signed into law on December 10, 2021. Based on various provisions in the 2021 Act, the Medicare rate reduction for 2022 was approximately 0.75%. The 2021 Act did not address the 15% reduction in Medicare payments for services performed by a physical or occupational therapist assistant, which began on January 1, 2022.

In the 2023 MPFS Proposed Rule, CMS proposed a 4.5% reduction in the Physician Fee Schedule conversion factor. However, this reduction was later addressed in the Consolidated Appropriations Act, 2023 (“2023 Act”). The provisions of the 2023 Act increased the conversion factor by 2.5% for 2023 and by 1.25% for 2024, resulting in an overall reduction of approximately 2% in the 2023 Physician Fee Schedule conversion factor for 2023. In the 2024 MPFS Proposed Rule, CMS proposed a 3.36% reduction in the Physician Fee Schedule conversion factor, which is estimated to result in an approximately 3.5% reduction in reimbursement for the codes applicable to physical/occupational therapy services provided by our clinics, as compared to 2023, unless these reductions are modified in the 2024 MPFS Final Rule or otherwise mitigated by action of Congress.

The Budget Control Act of 2011 increased the federal debt ceiling in connection with deficit reductions over the next ten years and requires automatic reductions in federal spending by approximately $1.2 trillion. Payments to Medicare providers are subject to these automatic spending reductions, subject to a 2% cap. The Bipartisan Budget Act of 2018 extended the 2% reductions to Medicare payments through fiscal year 2027. The CARES Act suspended the 2% payment reduction to Medicare payments for dates of service from May 1, 2020, through December 31, 2020, and the Consolidated Appropriations Act, 2021 further suspended the 2% payment reduction through March 2021. In April 2021, additional legislation was enacted that waived the 2% payment reduction for the remainder of calendar 2021. The 2021 Act included a three-month extension of the 2% sequester relief applied to all Medicare payments through March 2022, followed by three months of 1% sequester relief through June 30, 2022. Sequester relief ended on June 30, 2022.

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

Statutes, regulations, and payment rules governing the delivery of therapy services to Medicare beneficiaries are complex and subject to interpretation. The Company believes that it is in compliance, in all material respects, with all applicable laws and regulations and are not aware of any pending or threatened investigations involving allegations of potential wrongdoing that would have a material effect on the Company’s financial statements as of March 31, 2023. Compliance with such laws and regulations can be subject to future government review and interpretation, as well as significant regulatory action including fines, penalties, and exclusion from the Medicare program. For the six months ended June 30, 2023, and 2022, respectively, net patient revenue from Medicare were approximately $85.8 million and $74.9 million, respectively.

Contractual Allowances

Contractual allowances result from the differences between the rates charged for services performed and expected reimbursements by both insurance companies and government sponsored healthcare programs for such services. Medicare regulations and the various third-party payors and managed care contracts are often complex and may include multiple reimbursement mechanisms payable for the services provided in Company clinics. The Company estimates contractual allowances based on its interpretation of the applicable regulations, payor contracts and historical calculations. Each month the Company estimates its contractual allowance for each clinic based on payor contracts and the historical collection experience of the clinic and applies an appropriate contractual allowance reserve percentage to the gross accounts receivable balances for each payor of the clinic. Based on the Company’s historical experience, calculating the contractual allowance reserve percentage at the payor level is sufficient to allow the Company to provide the necessary detail and accuracy with its collectability estimates. However, the services authorized and provided and related reimbursement are subject to interpretation that could result in payments that differ from the Company’s estimates. Payor terms are periodically revised necessitating continual review and assessment of the estimates made by management. The Company’s billing system does not capture the exact change in its contractual allowance reserve estimate from period to period in order to assess the accuracy of its revenues and hence its contractual allowance reserves. Management regularly compares its cash collections to corresponding net revenues measured both in the aggregate and on a clinic-by-clinic basis. In the aggregate, historically the difference between net revenues and corresponding cash collections has generally reflected a difference within approximately 1.0% to 1.5% of net revenue. Additionally, analysis of subsequent periods’ contractual write-offs on a payor basis reflects a difference within approximately 1.0% to 1.5% between the actual aggregate contractual reserve percentage as compared to the estimated contractual allowance reserve percentage associated with the same period end balance. As a result, the Company believes that a change in the contractual allowance reserve estimate would not likely be more than 1.0% to 1.5% on each balance sheet date.

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

3.
For the Put Right and the Call Right, the purchase price is derived from a formula based on a specified multiple of NewCo’s trailing twelve months of earnings before interest, taxes, depreciation, amortization, and the Company’s internal management fee, plus an Allocable Percentage of any undistributed earnings of NewCo. NewCo’s earnings are distributed monthly based on available cash within NewCo. Therefore, the undistributed earnings amount is small, if any.

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

ProgressiveHealth Acquisition

On November 30, 2021, the Company acquired a majority interest in ProgressiveHealth Companies, LLC (“Progressive”), which owns a majority interest in certain subsidiaries (“Progressive Subsidiaries”) that operate in the IIP and therapy services businesses.  The Progressive transaction was completed in a series of steps which are described below.

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

3.
For the Progressive Put Right and the Progressive Call Right, the purchase price is derived from a formula based on a specified multiple of Progressive NewCo’s trailing twelve months of earnings before interest, taxes, depreciation, amortization, and the Company’s internal management fee, plus an Allocable Percentage of any undistributed earnings of Progressive NewCo. Progressive NewCo’s earnings are distributed monthly based on available cash within Progressive NewCo; therefore, the undistributed earnings amount is small, if any.

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

For the dates indicated, the following table details the changes in the carrying amount (fair value) of the Company’s redeemable non-controlling interest:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(In thousands)
Beginning balance	$164,283	$158,008	$167,515	$155,262
Operating results allocated to redeemable non-controlling interest partners	2,920	2,626	5,640	5,183
Distributions to redeemable non-controlling interest partners	(4,179)	(2,328)	(6,337)	(4,731)
Changes in the fair value of redeemable non-controlling interest	2,865	(210)	2,746	(57)
Purchases of redeemable non-controlling interest	(2,659)	(7,138)	(8,821)	(9,596)
Acquired interest	2,138	-	3,893	4,946
Sales of redeemable non-controlling interest - temporary equity	2,286	2,187	2,925	2,187
Changes in notes receivable related to redeemable non-controlling interest - temporary equity	(2,140)	(1,745)	(2,047)	(1,794)
Ending balance	$165,514	$151,400	$165,514	$151,400

The following table categorizes the carrying amount (fair value) of the redeemable non-controlling interest:

	June 30, 2023	June 30, 2022
	(In thousands)
Contractual time period has lapsed but holder’s employment has not terminated	$73,640	$73,204
Contractual time period has not lapsed and holder’s employment has not terminated	91,874	78,196
Holder’s employment has terminated and contractual time period has expired	-	-
Holder’s employment has terminated and contractual time period has not expired	-	-
	$165,514	$151,400

6. GOODWILL

The changes in the carrying amount of goodwill consisted of the following:

	Six Months Ended	Year Ended
	June 30, 2023	December 31, 2022
	(In thousands)
Beginning balance	$494,101	$434,679
Goodwill acquired	9,627	72,674
Goodwill adjustments for purchase price allocation of businesses acquired in prior year	2,975	(4,140)
Goodwill impairment	-	(9,112)
Ending balance	$506,703	$494,101

For the three and six months ended June 30, 2023 and 2022, no triggering events or indicators were identified that would require impairment assessments as of such periods. During the year ended December 31, 2022, the Company recorded a charge for goodwill impairment of $9.1 million related to the IIP Acquisition in November 2021. The impairment was related to a change in the IIP Acquisition’s current and projected operating income as well as various market inputs based on current market conditions, including the higher interest rate environment.

7. INTANGIBLE ASSETS, NET

Intangible assets, net consisted of the following:

	June 30, 2023	December 31, 2022
	(In thousands)
Tradenames	$44,291	$43,373
Customer and referral relationships, net of accumulated amortization of $27,039 and $23,736, respectively (weighted average amortization period 12.7 years)	61,376	63,238
Non-compete agreements, net of accumulated amortization of $7,301 and $6,999 respectively (weighted average amortization period 6.0 years)	1,925	2,144
	$107,592	$108,755

Tradenames, customer and referral relationships and non-compete agreements are related to the businesses acquired. The value assigned to tradenames has an indefinite life and is tested at least annually for impairment using the relief from royalty method in conjunction with the Company’s annual goodwill impairment test. The value assigned to customer and referral relationships is being amortized over their respective estimated useful lives which range from 7 to 14 years. Non-compete agreements are amortized over the respective term of the agreements which range from 5 to 6 years.

The following table details the amount of amortization expense recorded for intangible assets for the three and six months ended June 30, 2023, and 2022:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(In thousands)
Customer and referral relationships	$1,639	$1,339	$3,303	$3,011
Non-compete agreements	149	120	302	267
	$1,788	$1,459	$3,605	$3,278

Based on the balance of referral relationships and non-compete agreements as of June 30, 2023, the expected amount to be amortized in 2023 and thereafter by year is as follows:

Customer and Referral Relationships		Non-Compete Agreements
(In thousands)
Years	Annual Amount	Years	Annual Amount
Ending December 31,		Ending December 31,
2023 (excluding the three months ended June 30, 2023)	$3,387	2023 (excluding the three months ended June 30, 2023)	$299
2024	$6,624	2024	$565
2025	$6,480	2025	$498
2026	$6,012	2026	$359
2027	$5,848	2027	$204
Thereafter	$33,025

8. ACCRUED EXPENSES

Accrued expenses as of June 30, 2023, and December 31, 2022 consisted of the following:

	June 30, 2023	December 31, 2022
	(In thousands)
Salaries and related costs	$23,118	$22,912
Credit balances due to patients and payors	8,033	8,094
Group health insurance claims	2,552	1,666
Closure costs	224	243
Contingency payable	2,437	620
Interest payable	1,288	-
Other	5,686	3,878
Total	$43,338	$37,413

9. BORROWINGS

Amounts outstanding under the Company’s Senior Credit Facilities (as defined below) and notes payable as of June 30, 2023 and December 31, 2022 consisted of the following:

	June 30, 2023			December 31, 2022
	Principal Amount	Unamortized discount and debt issuance cost	Net Debt	Principal Amount	Unamortized discount and debt issuance cost	Net Debt
	(In thousands)
Revolving Facilitiy	$-	$-	$-	$31,000	$-	$31,000
Term Facility	146,250	1,650	144,600	148,125	1,861	146,264
Other Debt	6,390	-	6,390	6,430	-	6,430
Total Debt	$152,640	$1,650	$150,990	$185,555	$1,861	$183,694
Less: Current portion of long-term debt	7,530	-	7,530	8,271	408	7,863
Total long-term debt, net of current portion	$145,110	$1,650	$143,460	$177,284	$1,453	$175,831

Senior Credit Facilities

On December 5, 2013, the Company entered into an Amended and Restated Credit Agreement with a commitment for a $125.0 million revolving credit facility. This agreement was amended and/or restated in August 2015, January 2016, March 2017, November 2017, and January 2021. On June 17, 2022, the Company entered into the Third Amended and Restated Credit Agreement (the “Credit Agreement”) among Bank of America, N.A., as administrative agent (“Administrative Agent”) and the lenders from time-to-time party thereto.

The Credit Agreement, which matures on June 17, 2027, provides for loans in an aggregate principal amount of $325.0 million. Such loans were made available through the following facilities (collectively, the “Senior Credit Facilities”):

1)	Revolving Facility: $175.0 million, five-year, revolving credit facility (“Revolving Facility”), which includes a $12.0 million sublimit for the issuance of standby letters of credit and a $15.0 million sublimit for swingline loans (each, a “Swingline Loan”).

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

As of June 30, 2023, $146.3 million was outstanding on the Term Facility while none was outstanding under the Revolving Facility resulting in $175.0 million of credit availability. As of June 30, 2023, the Company was in compliance with all of the covenants contained in the Credit Agreement. The average effective interest rate, net of the gain on interest rate swap discussed in Note 10, Derivative Instruments, for borrowings under the Senior Credit Facilities was 6.0% and 5.7% in the three and six months ended June 30, 2023, respectively.

Notes Payable Related to Acquisitions

The Company generally enters into various notes payable as a means of financing a portion of its acquisitions and purchasing of non-controlling interests. In conjunction with these transactions, in the six months ended June 30, 2023, the Company entered into notes payable in the aggregate amount of $1.0 million of which aggregate principal payments of $1.0 million was paid in the six months ended June 30, 2023. Notes payable related to acquisitions amounted to a balance of $6.4 million as of June 30, 2023. Of this balance, $3.8 million is due later in 2023, $1.6 million is due in 2024 and $1.0 million is due in 2025. Interest accrues in the range of 3.25% to 8.0% per annum and is payable with each principal installment.

10. DERIVATIVE INSTRUMENTS

The Company is exposed to certain market risks in the ordinary course of business due to adverse changes in interest rates. The exposure to interest rate risk primarily results from the Company’s variable-rate borrowing. The Company may elect to use derivative financial instruments to manage risks from fluctuations in interest rates. The Company does not purchase or hold derivatives for trading or speculative purposes. Fluctuations in interest rates can be volatile and the Company’s risk management activities do not eliminate these risks.

Interest Rate Swap

In May 2022, the Company entered into an interest rate swap agreement, effective on June 30, 2022, with Bank of America, N.A, which had a $150 million notional value, and a maturity date of June 30, 2027. Beginning in July 2022, the Company receives 1-month SOFR, and pays a fixed rate of interest of 2.815% on 1-month SOFR on a quarterly basis. The total interest rate in any period will also include an applicable margin based on the Company’s consolidated leverage ratio.

In connection with the swap, no cash was exchanged between the Company and the counterparty.

The Company designated its interest rate swap as a cash flow hedge and structured it to be highly effective. Consequently, unrealized gains and losses related to the fair value of the interest rate swap are recorded to accumulated other comprehensive income, net of tax.

The impacts of the Company’s derivative instruments on the accompanying Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2023 are presented in the table below:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(In thousands)
Net income	$14,864	$15,256	$26,291	$27,238
Other comprehensive loss
Unrealized gain (loss) on cash flow hedge	2,881	(531)	1,064	(531)
Tax effect at statutory rate (federal and state)	(736)	136	(272)	136
Comprehensive income	$17,009	$14,861	$27,083	$26,843

The valuations of the Company’s interest rate derivatives are measured as the present value of all expected future cash flows based on SOFR-based yield curves. The present value calculation uses discount rates that have been adjusted to reflect the credit quality of the Company and its counterparty which is a Level 2 fair value measurement.

The fair value of the interest rate swap on June 30, 2023, was $6.4 million, of which $3.5 million has been included within Other current assets and $2.9 million has been included in Other assets, in the accompanying unaudited consolidated balance sheet. The impact of the interest rate swap on the accompanying unaudited consolidated statements of comprehensive income was an unrealized gain of $2.1 million, net of tax, for the three months ended June 30, 2023.

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

The components of lease expense were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(In thousands)		(In thousands)
Operating lease cost	$9,410	$8,700	$18,775	$17,104
Short-term lease cost	284	259	559	580
Variable lease cost	2,373	1,994	4,504	3,926
Total lease cost *	$12,067	$10,953	$23,838	$21,610

*Sublease income was immaterial

Lease cost is reflected in the consolidated statement of net income in the line item – rent, supplies, contract labor and other.

Supplemental information related to leases was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(In thousands)

Cash paid for amounts included in the measurement of operating lease liabilities	$9,753	$8,940	$19,399	$17,557

Right-of-use assets obtained in exchange for new operating lease liabilities	$9,938	$15,595	$16,219	$21,606

The aggregate future lease payments for operating leases as of June 30, 2023 were as follows:

Fiscal Year	Amount
(In thousands)
2023	$19,235
2024	33,687
2025	25,731
2026	18,216
2027 and therafter	21,089
Total lease payments	$117,958
Less: imputed interest	7,772
Total operating lease liabilities	$110,186

Average lease terms and discount rates were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Weighted-average discount rate - Operating leases	3.5%	2.5%	3.5%	2.5%

The weighted-average remaining lease term for operating leases was 4.0 years as of June 30, 2023 and 4.2 years as of June 30, 2022.

12. SEGMENT INFORMATION

The Company’s reportable segments include the physical therapy operations segment and the IIP segment. Also included in the physical therapy operations segment are revenues from management contract services and other services which include services the Company provides on-site, such as athletic trainers for schools .

The Company evaluates performance of the segments based on gross profit. The Company has provided additional information regarding its reportable segments which contributes to the understanding of the Company and provides useful information.

The following table summarizes selected financial data for the Company’s reportable segments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)		(In thousands)
Net revenue:
Physical therapy operations	$132,239	$121,219	$261,398	$233,855
Industrial injury prevention services	19,246	19,437	38,596	38,505
Total Company	$151,485	$140,656	$299,994	$272,360

Gross profit:
Physical therapy operations	$28,222	$26,699	$55,310	$49,134
Industrial injury prevention services	3,985	4,122	7,754	8,275
Total Company	$32,207	$30,821	$63,064	$57,409

Total Assets:
Physical therapy operations			$521,104	$414,172
Industrial injury prevention services			478,477	382,272
Total Company			$999,581	$796,444

13. INVESTMENT IN UNCONSOLIDATED AFFILIATE

Through one of its subsidiaries, the Company has a 49% joint venture interest in a company which provides physical therapy services for patients at hospitals. Since the Company is deemed to not have a controlling interest in the company, the Company’s investment is accounted for using the equity method of accounting. The investment balance of this joint venture as of June 30, 2023, is $12.2 million and the earnings amounted to $0.3 million and $0.6 million for the three and six months ended June 30, 2023, respectively.

14. SUBSEQUENT EVENTS

The Company’s Board of Directors declared a quarterly dividend of $0.43 per share payable on September 8, 2023, to shareholders of record on August 18, 2023.

On July 31, 2023, the Company acquired a 70% interest in a five-clinic physical therapy practice for a purchase price of $2.1 million. The pre-closing practice owners retained a 30% interest.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of U.S. Physical Therapy, Inc. and its subsidiaries (herein referred to as “we,” “us,” “our” and the “Company”) should be read in conjunction with (i) our historical consolidated financial statements and accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q; (ii) our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2023 (“2022 Annual Report”); and (iii) our management’s discussion and analysis of financial condition and results of operations included in our 2022 Annual Report.

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

•	the impact of future public health crises and epidemics/pandemics, such as was the case with the novel strain of COVID-19 and its variants;
•	changes in Medicare rules and guidelines and reimbursement or failure of our clinics to maintain their Medicare certification and/or enrollment status;
•	revenue we receive from Medicare and Medicaid being subject to potential retroactive reduction;
•	changes in reimbursement rates or payment methods from third party payors including government agencies, and changes in the deductibles and co-pays owed by patients;
•	compliance with federal and state laws and regulations relating to the privacy of individually identifiable patient information, and associated fines and penalties for failure to comply;
•
competitive, economic or reimbursement conditions in our markets which may require us to reorganize or close certain clinics and thereby incur losses and/or closure costs including the possible write-down or write-off of goodwill and other intangible assets;

•	one of our acquisition agreements contains a Put Right related to a future purchase of a majority interest in a separate company;
•	the impact of future vaccinations and/or testing mandates at the federal, state and/or local level, which could have an adverse impact on staffing, revenue, costs and the results of operations;
•	our debt and financial obligations could adversely affect our financial condition, our ability to obtain future financing and our ability to operate our business;
•	changes as the result of government enacted national healthcare reform;
•	business and regulatory conditions including federal and state regulations;
•	governmental and other third party payor inspections, reviews, investigations and audits, which may result in sanctions or reputational harm and increased costs;
•	revenue and earnings expectations;
•	some of our acquisition agreements contain contingent consideration, the value of which may impact future financial results;
•	legal actions, which could subject us to increased operating costs and uninsured liabilities;

•	general economic conditions, including but not limited to inflationary and recessionary periods;
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

•
maintaining clients for which we perform management, IIP, and other services, as a breach or termination of those contractual arrangements by such clients could cause operating results to be less than expected;

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

EXECUTIVE SUMMARY

Our Business

We operate outpatient physical therapy clinics and an industrial injury prevention services (“IIP”) business.

Our reportable segments include the physical therapy operations segment and the IIP segment. Our physical therapy operations consist of physical therapy and occupational therapy clinics that provide pre-and post-operative care and treatment for orthopedic-related disorders, sports-related injuries, preventive care, rehabilitation of injured workers and neurological injuries. Services provided by the IIP segment include onsite injury prevention and rehabilitation, performance optimization and ergonomic assessments.

During the six months ended June 30, 2023 (“2023 Second Quarter”) and for the year ended December 31, 2022, we completed the acquisitions of the following physical therapy practices.

Acquisition	Date	% Interest Acquired	Number of Clinics
May 2023 Acquisition	May 31, 2023	45% *	4
February 2023 Acquisition	February 28, 2023	80%	1
November 2022 Acquisition	November 30, 2022	80%	13
October 2022 Acquisition	October 31, 2022	60%	14
September 2022 Acquisition	September 30, 2022	80%	2
August 2022 Acquisition	August 31, 2022	70%	6
March 2022 Acquisition	March 31, 2022	70%	6

*
On May 31, 2023, the Company and a local partner together acquired a 75% interest in a four-clinic physical therapy practice. After the transaction, our ownership interest is 45%, our local partner's ownership interest is 30%, and the practice's pre-acquisition owners have a 25% ownership interest.

In May 2023, we completed a secondary public offering of common stock, in which we sold 1,916,667 shares. The shares were sold at a public offering price of $90.00 per share. Upon completion of the offering, the Company received net proceeds of approximately $163.7 million, after deducting an underwriting discount of $8.6 million and recognizing related fees and expenses of $0.2 million.  A portion of the net proceeds was used to repay the $35.0 million then outstanding under the Company’s credit facility while the remainder is expected to be used primarily to fund acquisitions.

On June 30, 2023, we operated 656 clinics in 40 states.  In addition to our ownership and operation of outpatient physical therapy clinics, we also manage physical therapy facilities for third parties, such as physicians and hospitals, with 43 third-party facilities under management as of June 30, 2023.

The following table provides a roll forward of our clinic count for the periods presented.

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Number of clinics, beginning of period	647	601	640	591
Additions (1)	13	11	21	25
Closed or sold	(4)	(4)	(5)	(8)
Number of clinics, end of period	656	608	656	608

(1)	Includes clinics added through acquisitions.

RESULTS OF OPERATIONS

The defined terms, with their respective descriptions, used in the following discussions are listed below.

•	Mature clinics are clinics opened or acquired prior to January 1, 2022, and are still operating as of June 30, 2023.
•	Net rate per patient visit is net patient revenue related to our physical therapy operations divided by total number of patient visits (defined below) during the periods presented.
•	Patient visits is the number of unique patient visits during the periods presented.
•
Average visits per day per clinic is patient visits divided by the number of days in which normal business operations were conducted during the periods presented and further divided by the average number of clinics in operation during the periods presented.

•	2023 Second Quarter refers to the period three months ended June 30, 2023.
•	2022 Second Quarter refers to the period three months ended June 30, 2022.
•	2023 Six Months refers to the period six months ended June 30, 2023.
•	2022 Six Months refers to the period six months ended June 30, 2022.

Net income attributable to our shareholders, a Generally Accepted Accounting Principles (“GAAP”) measure, was $10.9 million for the 2023 Second Quarter compared to $11.2 million for the 2022 Second Quarter. The decrease in net income was primarily driven by the $1.6 million increase in interest expense as a result of higher effective interest rates and increased borrowings to fund acquisitions. In accordance with GAAP, the revaluation of non-controlling interest, net of taxes, is not included in net income but is charged directly to retained earnings; however, this change is included in the computation of earnings per share. Earnings per share, in accordance with GAAP, was $0.64 for the 2023 Second Quarter as compared to $0.87 for the 2022 Second Quarter.

Net income attributable to our shareholders was $18.3 million for the 2023 Six Months compared to $20.0 million for the six months ended June 30, 2022. The decrease in net income was primarily driven by an increase in interest expense as a result of higher effective interest rates and increased borrowings to fund acquisitions. Earnings per share, in accordance with GAAP, was $1.22 for the 2023 Six Months as compared to $1.55 for the 2022 Six Months.

The following table provides a calculation of earnings per share.

	Three Months Ended June 30,		Six Months Ended June 30,
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(In thousands, except per share data)
Earnings per share
Computation of earnings per share - USPH shareholders:
Net income attributable to USPH shareholders	$10,919	$11,195	$18,329	$19,994
Charges to retained earnings:
Revaluation of redeemable non-controlling interest	(2,865)	210	(2,746)	57
Tax effect at statutory rate (federal and state)	732	(54)	700	(15)
	$8,786	$11,351	$16,283	$20,036

Earnings per share (basic and diluted)	$0.64	$0.87	$1.22	$1.55

Non-GAAP Measures

Adjusted EBITDA, a non-GAAP measure, is defined as net income attributable to USPH shareholders before interest income, interest expense, taxes, depreciation, amortization, change in fair value of contingent earn-out consideration, Relief Funds, changes in revaluation of put-right liability, equity-based awards compensation expense, and related portions for non-controlling interests.

Operating Results, a non-GAAP measure, equals net income attributable to our diluted shareholders per the consolidated statements of income, less changes in revaluation of put-right liability, Relief Funds, changes in fair value of contingent earn-out consideration, and any allocations to non-controlling interests, all net of taxes. Operating Results per diluted share also exclude the impact of the revaluation of redeemable non-controlling interest and the associated tax impact.

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

The following tables provide detail of the diluted earnings per share computation and reconcile net income attributable to our shareholders calculated in accordance with GAAP to Adjusted EBITDA and Operating Results.

	Three Months Ended,		Six Months Ended,
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022*
	(In thousands, except per share data)
Adjusted EBITDA
Net income attributable to USPH shareholders	$10,919	$11,195	$18,329	$19,994
Adjustments:
Provision for income taxes	4,231	4,240	7,200	7,737
Depreciation and amortization	3,827	3,474	7,615	7,298
Interest expense - debt and other, net	2,633	987	5,193	1,527
Equity-based awards compensation expense	1,786	1,814	3,592	3,660
Change in fair value of contingent earn-out consideration	(708)	-	(10)	-
Interest and other income	(682)	(679)	(746)	(725)
Change in revaluation of put-right liability	50	617	199	14
Relief Funds	-	-	(467)	-
Allocation to non-controlling interests	(389)	(333)	(761)	(697)
Adjusted EBITDA (a non-GAAP measure)	$21,667	$21,315	40,144	38,808

Operating Results
Net income attributable to USPH shareholders	$10,919	$11,195	$18,329	$19,994
Adjustments:
Change in fair value of contingent earn-out consideration	(708)	-	(10)	-
Change in revaluation of put-right liability	50	617	199	14
Relief Funds	-	-	(467)	-
Allocation to non-controlling interest			33
Tax effect at statutory rate (federal and state)	168	(158)	63	(4)
Operating Results (a non-GAAP measure)	$10,429	$11,654	$18,147	$20,004

Operating Results per share (a non-GAAP measure)	$0.76	$0.90	$1.36	$1.54

Shares used in computation - basic and diluted	13,720	12,998	13,375	12,968

*Revised to conform to current year presentation.

Adjusted EBITDA, a non- GAAP measure, was $21.7 million for the 2023 Second Quarter, an increase of $0.4 million from $21.3 million for the 2022 Second Quarter. Adjusted EBITDA increased $1.3 million to $40.1 million for the 2023 Six Months from $38.8 million for the 2022 Six Months.

Operating Results per diluted share, a non-GAAP measure, was $10.4 million, or $0.76 per share, for the 2023 Second Quarter as compared to $11.7 million, or $0.90 per share, for 2022 Second Quarter. Operating Results was $18.1 million, or $1.36 per share, in the 2023 Six Months as compared to $20.0 million, or $1.54 per share, in the 2022 Six Months.

2023 Second Quarter Compared to 2022 Second Quarter Results

Our reportable segments include the physical therapy operations segment and the IIP segment. Also included in the physical therapy operations segment are revenues from management contract services and other services which include services the Company provides on-site, such as athletic trainers for schools.  The following table summarizes financial data by segment for the periods indicated and reconciles the data to our consolidated financial statements:

	Three Months Ended June 30,
	2023	2022
	(In thousands)
Net revenue:
Physical therapy operations	$132,239	$121,219
Industrial injury prevention services	19,246	19,437
Total Company	$151,485	$140,656

Gross profit:
Physical therapy operations	$28,222	$26,699
Industrial injury prevention services	3,985	4,122
Total Company	$32,207	$30,821

Total Assets:
Physical therapy operations	$521,104	$414,172
Industrial injury prevention services	478,477	382,272
Total Company	$999,581	$796,444

Net Revenue

Total net revenue for 2023 Second Quarter was $151.5 million, an increase of 7.7%, compared to $140.7 million for the 2022 Second Quarter.  The following table provides a breakdown of total net revenue.

	For the Three Months Ended June 30,		Variance
	2023	2022	$	%
	(In thousands, except percentages)
Revenue related to:
Mature Clinics (1)	$115,053	$113,538	$1,515	1.3%
2023 clinic additions	1,910	-	1,910	*	(2)
2022 clinic additions	12,271	3,201	9,070	*	(2)
Clinics sold or closed (3)	46	1,457	(1,411)	*	(2)
Net patient revenue from physical therapy operations	129,280	118,196	11,084	9.4%
Other revenue	792	898	(106)	(11.8)%
Physical therapy operations	130,072	119,094	10,978	9.2%
Industrial injury prevention services	19,246	19,437	(191)	(1.0)%
Management contracts	2,167	2,125	42	2.0%
	$151,485	$140,656	$10,829	7.7%

(1)	See above for defined terms.
(2)	Not meaningful.
(3)	Revenue from closed clinics includes revenue from the five and 16 clinics closed or sold during the six months ended June 30, 2023 and the year ended December 31, 2022, respectively.

Revenue from our physical therapy operations increased $11.0 million, or 9.2%, to $130.1 million for the 2023 Second Quarter from $119.1 million for the 2022 Second Quarter primarily due to record-high average visits per clinic per day (30.4 for the 2023 Second Quarter versus 29.5 for the 2022 Second Quarter) and an increase in volume from the 48 net new clinics added since the comparable prior year period, partially offset by a decrease in net rate per patient visit. The number of patient visits increased 10.6% to 1,267,140 for the 2023 Second Quarter from 1,145,554 in the 2022 Second Quarter. Patient visits at our mature clinics increased 2.6% in the 2023 Second Quarter as compared to the 2022 Second Quarter. Net rate per patient visit was $102.03 in the 2023 Second Quarter as compared to $103.18 in the 2022 Second Quarter due to a decrease in the net rate for Medicare visits, partially offset by rate increases for commercial and workers compensation visits.  The decrease in the Medicare net rate is primarily due to the 2% Medicare rate reduction beginning in January 2023 and discontinuation of the sequestration relief on Medicare visits effective in July 2022.

IIP services revenue decreased slightly to $19.2 million for the 2023 Second Quarter as compared to $19.4 million for the 2022 Second Quarter.

Operating Costs

Operating costs were $119.3 million for the 2023 Second Quarter, or 78.7% of net revenue, compared to $109.8 million, or 78.1% of net revenue, for the 2022 Second Quarter. The following table provides a breakdown of operating costs.

	For the Three Months Ended June 30,		Variance
	2023	2022	$	%
Operating costs related to:	(In thousands, except percentages)
Mature Clinics (1)	$90,965	$89,364	$1,601	1.8%
2023 clinic additions	1,832	-	1,832	*	(2)
2022 clinic additions	9,192	2,713	6,479	*	(2)
Clinics sold or closed (3)	157	821	(664)	*	(2)
Physical therapy operations	102,146	92,898	9,248	10.0%
Industrial injury prevention services	15,261	15,315	(54)	(0.4)%
Management contracts	1,871	1,622	249	15.4%
	$119,278	$109,835	$9,443	8.6%

(1)	See above for defined terms.
(2)	Not meaningful.
(3)	Operating costs from closed clinics include costs from the five and 16 clinics closed or sold during the six months ended June 30, 2023 and the year ended December 31, 2022, respectively

Operating costs from physical therapy operations increased $9.2 million, or 10.0%, to $102.1 million in the 2023 Second Quarter from $92.9 million in the 2022 Second Quarter primarily driven by costs associated with the 48 net new clinics since the comparable prior year period as well as increased patient visits at mature clinics.

Operating costs from IIP services were down slightly versus the comparable prior year period.

Salaries and Related Costs

Salaries and related costs were $86.9 million or 57.3% of net revenue for the 2023 Second Quarter versus $79.9 million or 56.8% for the 2022 Second Quarter. Salaries and related costs for the physical therapy operations was $72.9 million in the 2023 Second Quarter, as compared to $66.7 million in the 2022 Second Quarter and 56.0% of physical therapy operations revenue in both comparative periods. Salaries and related costs for the IIP business was $12.5 million in the 2023 Second Quarter, or 64.8% of IIP services revenue, as compared to $11.6 million in the 2022 Second Quarter, or 59.9% of IIP revenue.

Rent, Supplies, Contract Labor and Other

Rent, supplies, contract labor and other costs as a percentage of total revenue were $30.8 million or 20.4% for the 2023 Second Quarter versus $28.3 million or 20.2% for the 2022 Second Quarter. Rent, supplies, contract labor and other costs for the physical therapy operations was $27.7 million in the 2023 Second Quarter, or 21.3% of physical therapy operations revenue, as compared to $24.7 million in the 2022 Second Quarter, or 20.8% of physical therapy operations revenue. Rent, supplies, contract labor and other costs for the IIP services business was $2.8 million in the 2023 Second Quarter, or 14.5% of IIP revenue, as compared to $3.5 million in the 2022 Second Quarter, or 18.2% of net IIP revenue.

Provision for Credit Losses

The provision for credit losses as a percentage of net revenue was 1.0% in the 2023 Second Quarter and 1.1% for the 2022 Second Quarter.  Our allowance for credit losses for patient accounts receivable as a percentage of total patient accounts receivable was 4.9% on June 30, 2023, as compared to 5.2% on December 31, 2022. Our days’ sales outstanding were both 31 days on June 30, 2023, and December 31, 2022.

Gross Profit

Gross profit for the 2023 Second Quarter increased $1.4 million, or 4.5%, to $32.2 million from $30.8 million for the 2022 Second Quarter. Gross profit margin slightly decreased to 21.3% in the 2023 Second Quarter from 21.9% in the 2022 Second Quarter. The following table provides a detailed breakdown of gross profit and related gross profit margins.

	For the Three Months Ended June 30,
	2023		2022		Variance
	$	%	$	%	$	%
	(In thousands, except percentages)
Physical therapy operations	$27,926	21.6%	$26,196	22.0%	$1,730	6.6%
Industrial injury prevention services	$3,985	20.7%	4,122	21.2%	(137)	(3.3)%
Management contracts	$296	13.7%	503	23.7%	(207)	(41.2)%
Gross profit	$32,207	21.3%	$30,821	21.9%	$1,386	4.5%

Corporate Office Costs

Corporate office costs were $12.1 million, or 8.0% of net revenue, for the 2023 Second Quarter compared to $10.7 million, or 7.6% of net revenue, for the 2022 Second Quarter.  The increase was primarily due to higher salaries related to merit increases and inflationary impacts, staff additions to support a larger number of clinics and a higher accrual for bonus expense.

Operating Income

Operating income was flat at $20.1 million for both the 2023 Second Quarter and 2022 Second Quarter.

Other Income and Expense

Total other (expense) income was ($1.0) million in the 2023 Second Quarter compared to ($0.6) million in the 2022 Second Quarter.

Interest expense, net of $0.8 million savings from the interest rate swap arrangement discussed below, under “Liquidity and Capital Resources – Interest Rate Swap”, was $2.6 million for the 2023 Second Quarter compared to $1.0 million in the 2022 Second Quarter. The increase in interest expense was primarily due to a higher effective interest rate and increased borrowings to fund acquisitions. The effective net interest rate on our Credit Facilities was 6.0% for the 2023 Second Quarter. We revalued the contingent earn-out consideration related to an acquisition and recognized $0.7 million as income (reduction in the related liability).

The revaluation of a put-right liability resulted in $0.1 million of expense (an increase in the related liability) for the 2023 Second Quarter. The put-right relates to the potential future purchase of a company that provides physical therapy and rehabilitation services to hospitals and other ancillary providers in a distinct market area. The owners have the right to put this transaction to us in approximately five years from November 2021.

Other and interest income for the 2023 Second Quarter included $0.5 million of interest income earned in June 2023 from investing the net proceeds from the secondary offering of our common stock in a high-yield savings account while the prior year comparable period mostly consisted of $0.6 million of gain from the sale of certain clinics.

Provision for Income Taxes

The provision for income tax was $4.2 million for both the 2023 Second Quarter and 2022 Second Quarter. The provision for income tax as a percentage of income before taxes less net income attributable to non-controlling interest (effective tax rate) was 27.9% for the 2023 Second Quarter and 27.5% for the 2022 Second Quarter. A reconciliation of our income tax expense and effective income tax rate is as follows:

	Three Months Ended June 30,
	2023	2022
	(In thousands, except percentages)
Income before taxes	$19,095	$19,495

Less: net loss (income) attributable to non-controlling interest:
Redeemable non-controlling interest - temporary equity	(2,920)	(2,626)
Non-controlling interest - permanent equity	(1,025)	(1,435)
	$(3,945)	$(4,061)

Income before taxes less net income attributable to non-controlling interest	$15,150	$15,434

Provision for income taxes	$4,231	$4,239

Percentage	27.9%	27.5%

Net Income Attributable to Non-controlling Interest

Net income attributable to redeemable non-controlling interest (temporary equity) was $2.9 million for the 2023 Second Quarter and $2.6 million for the 2022 Second Quarter.  Net income attributable to non-controlling interest (permanent equity) was $1.0 million for the 2023 Second Quarter and $1.4 million for the 2022 Second Quarter.

Other Comprehensive Income

In May 2022, we entered into an interest rate swap effective on June 30, 2022, which will mature on June 30, 2027.  It has a $150.0 million notional value adjusted concurrently with scheduled principal payments made on the Term Facility. On June 30, 2023, the fair value of the interest rate swap was $6.4 million, an increase of $0.8 million, net of tax, as compared to December 31, 2022.  The fair value of the interest rate swap is included in other assets (current and long term) in the accompanying consolidated balance sheet while the increase in fair value is presented as unrealized gain in the accompanying unaudited consolidated statements of comprehensive income. The interest rate swap arrangement has generated $1.5 million in interest savings since its inception. The average interest rate for the term loan during the 2023 Second Quarter was 5.01% inclusive of debt amortization costs.

2023 Six Months Compared to 2022 Six Months Results.

Our reportable segments include the physical therapy operations segment and the IIP segment. Also included in the physical therapy operations segment are revenues from management contract services and other services which include services the Company provides on-site, such as athletic trainers for schools.  The following table summarizes financial data by segment for the periods indicated and reconciles the data to our consolidated financial statements:

	Six Months Ended June 30,
	2023	2022
	(In thousands)
Net revenue:
Physical therapy operations	$261,398	$233,855
Industrial injury prevention services	38,596	38,505
Total Company	$299,994	$272,360

Gross profit:
Physical therapy operations	$55,310	$49,134
Industrial injury prevention services	7,754	8,275
Total Company	$63,064	$57,409

Total Assets:
Physical therapy operations	$521,104	$414,172
Industrial injury prevention services	478,477	382,272
Total Company	$999,581	$796,444

Net Revenue

Total net revenue for the 2023 Six Months was $300.0 million, an increase of 10.1%, compared to $272.4 million for the 2022 Six Months.  The table below provides a breakdown of total net revenue.

	Six Months Ended June 30,		Variance
	2023	2022	$	%
Revenue related to:	(In thousands, except percentages)
Mature Clinics (1)	$229,072	$221,187	$7,885	3.6%
2023 clinic additions	2,282	-	2,282	*	(2)
2022 clinic additions	24,291	3,395	20,896	*	(2)
Clinics sold or closed (3)	216	3,152	(2,936)	*	(2)
Net patient revenue from physical therapy operations	255,861	227,734	28,127	12.4%
Other revenue	1,591	1,770	(179)	(10.1)%
Physical therapy operations	257,452	229,504	27,948	12.2%
Industrial injury prevention services	38,596	38,505	91	0.2%
Management contracts	3,946	4,351	(405)	(9.3)%
	$299,994	$272,360	$27,634	10.1%

(1)	See Glossary of Terms - Revenue Metrics for the definition.
(2)	Not meaningful.
(3)	Revenue from closed clinics includes revenue from the five and 16 clinics closed or sold during the six months ended June 30, 2023 and the year ended December 31, 2022, respectively.

Revenue from physical therapy operations increased $27.9 million, or 12.2%, to $257.5 million for the 2023 Six Months from $229.5 million for the 2022 Six Months primarily due to higher average visits per clinic per day (30.1 for the 2023 Six Months versus 28.7 for the 2022 Six Months) and an increase in volume from the 48 net new clinics added since the comparable prior year period, partially offset by a decrease in net rate per visit. The number of patient visits increased 12.9% to 2,494,630 for the 2023 Six Months from 2,209,073 for the 2022 Six Months. Patient visits at our mature clinics increased 4.2% for the 2023 Six Months as compared to the 2022 Six Months.  Net rate per patient visit decreased to $102.56 in the 2023 Six Months from $103.09 in the 2022 Six Months due to a decrease in the net rate for Medicare visits, partially offset by rate increases for commercial and workers compensation visits.  The decrease in the Medicare net rate is primarily due to the 2% Medicare rate reduction beginning in January 2023 and discontinuation of sequestration relief on Medicare visits effective in July 2022.

Revenue from IIP services slightly increased to $38.6 million for the 2023 Six Months as compared to $38.5 million for the 2022 Six Months.

Operating Cost

Operating cost was $236.9 million for the 2023 Six Months, or 79.0% of net revenue, compared to $215.0 million, or 78.9% of net revenue, for the 2022 Six Months. See table below for a more detailed breakdown of operating costs.

	For the Six Months Ended June 30,		Variance
	2023	2022	$	%
Operating costs related to:	(In thousands, except percentages)
Mature Clinics (1)	$181,469	$175,717	$5,752	3.3%
2023 clinic additions	2,291	-	2,291	*	(2)
2022 clinic additions	18,509	3,114	15,395	*	(2)
Clinics sold or closed (3)	498	2,437	(1,939)	*	(2)
Physical therapy operations	202,767	181,268	21,499	11.9%
Industrial injury prevention services	30,842	30,230	612	2.0%
Management contracts	3,321	3,453	(132)	(3.8)%
	$236,930	$214,951	$21,979	10.2%

(1)	See Glossary of Terms - Revenue Metrics for the definition.
(2)	Not meaningful.
(3)	Operating costs from closed clinics include costs from the five and 16 clinics closed or sold during the six months ended June 30, 2023 and the year ended December 31, 2022, respectively

Operating costs from physical therapy operations increased $21.5 million or 11.9% to $202.8 million in the 2023 Six Months from $181.3 million in the 2022 Six Months primarily driven by costs associated with the 48 net new clinics added since the comparable prior year period as well as increased patient visits at mature clinics.

Operating costs from IIP services increased by $0.6 million, or 2.0%, to $30.8 million as compared to $30.2 million in the 2022 Six Months.

Salaries and Related Costs

Salaries and related costs was $172.9 million or 57.6% of net revenue for the 2023 Six Months versus $155.1 million or 56.9%of net revenue for the 2022 Six Months. Salaries and related costs for physical therapy operations was $145.5 million in the 2023 Six Months, or 56.5% of physical therapy operations revenue, as compared to $129.1 million in the 2022 Six Months, or 56.3% of physical therapy operations revenue. Salaries and related costs for our IIP business was $24.6 million in the 2023 Six Months, or 63.8% of IIP revenue, as compared to $22.7 million in the 2022 Six Months, or 59.0% of IIP revenue.

Rent, Supplies, Contract Labor and Other

Rent, supplies, contract labor and other costs as a percentage of total revenue were $60.9 million or 20.3% for the 2023 Six Months versus $57.0 million or 20.9% for the 2022 Six Months. Rent, supplies, contract labor and other costs for physical therapy operations was $54.1 million in the 2023 Six Months, or 21.0% of physical therapy operations revenue, as compared to $49.3 million in the 2022 Six Months, or 21.5% of physical therapy operations revenue. Rent, supplies, contract labor and other costs for the IIP business was $6.2 million in the 2023 Six Months, or 16.1% of IIP services revenue, as compared to $7.4 million in the 2022 Six Months, or 19.1% of net IIP services revenue in the 2022 Six Months.

Provision for Credit Losses

The provision for credit losses as a percentage of total revenue were both 1.0% for 2023 Six Months and the 2022 Six Months.

Gross Profit

Gross profit for the 2023 Six Months increased $5.7 million, or 9.9%, to $63.1 million from $57.4 million for the 2022 Six Months. Gross profit margin decreased slightly to 21.0% in the 2023 Six Months from 21.1% in the 2022 Six Months. The following table provides a detailed breakdown of gross profit and related gross profit margins.

	For the Six Months Ended June 30,
	2023		2022		Variance
	$	%	$	%	$	%
	(In thousands, except percentages)
Physical therapy operations	$54,685	21.2%	$48,236	21.0%	$6,449	13.4%
Industrial injury prevention services	7,754	20.1%	8,275	21.5%	(521)	(6.3)%
Management contracts	625	15.8%	898	20.6%	(273)	(30.4)%
Gross profit	$63,064	21.0%	$57,409	21.1%	$5,655	9.9%

Corporate Office Cost

Corporate office costs were $26.0 million, or 8.7% of net revenue, for the 2023 Six Months compared to $22.3 million, or 8.2% of net revenue, for the 2022 Six Months. The increase was primarily due to higher salaries related to merit increases and inflationary impacts, staff additions to support a larger number of clinics and a higher accrual for bonus expense.

Operating Income

Our operating income increased 5.5%, to $37.1 million, or 12.4% of net revenues, for the 2023 Six Months from $35.1 million, or 12.9% of net revenues, in the 2022 Six Months.

Other Income and Expense

Total other (expense) income was $(3.6) million during the 2023 Six Months compared to $(0.1) million during the 2022 Six Months.

Interest expense, net of $1.4 million savings from the interest rate swap arrangement, was $5.2 million for the 2023 Six Months compared to $1.5 million in the 2022 Six Months. The increase in interest expense was primarily due to a higher effective interest rate and increased borrowings to fund acquisitions. The effective interest rate on the Company’s credit facilities was 5.7% for the 2023 Six Months.

During the 2023 Six Months, the Company recognized $0.5 million of income received under the Coronavirus Aid, Relief and Economic Security Act (“Relief Funds”). The Relief Funds were received in prior years but were subject to certain compliance requirements which were met in the three months ended March 31, 2023. The Company does not expect to receive or recognize any future Relief Funds. No such income was recognized in the prior year six-month period.

Other and interest income for the 2023 Six Months included $0.5 million of interest income earned in June 2023 from the investment of excess cash from the secondary offering of the Company’s common stock in a high-yield savings account while the prior year comparable period included $0.6 million of gain from the sale of certain clinics.

Through a subsidiary, we have a 49% joint venture interest in a company which provides physical therapy services for patients at hospitals. Since we are deemed to not have a controlling interest in the joint venture, our investment is accounted for using the equity method of accounting. The investment balance of this joint venture as of June 30, 2023, is $12.2 million. Equity in earnings of this unconsolidated affiliate was $0.6 million and $0.7 million in the 2023 Six Months and the 2022 Six Months, respectively.

Provision for Income Taxes

The provision for income tax was $7.2 million for the 2023 Six Months compared to $7.7 million for the 2022 Six Months. The provision for income tax as a percentage of income before taxes less net income attributable to non-controlling interest (effective tax rate) was 28.2% for the 2023 Six Months and 27.9% for the 2022 Six Months. A reconciliation of our income tax expense and effective income tax rate is as follows:

	Six Months Ended June 30,
	2023	2022
	(In thousands, except percentages)
Income before taxes	$33,491	$34,975

Less: net income attributable to non-controlling interest:
Redeemable non-controlling interest - temporary equity	(5,640)	(5,183)
Non-controlling interest - permanent equity	(2,322)	(2,061)
	$(7,962)	$(7,244)

Income before taxes less net income attributable to non-controlling interest	$25,529	$27,731

Provision for income taxes	$7,200	$7,737

Percentage	28.2%	27.9%

Net Income Attributable to Non-controlling Interest

Net income attributable to redeemable non-controlling interest (temporary equity) was $5.6 million for the 2023 Six Months and $5.2 million for the 2022 Six Months.  Net income attributable to non-controlling interest (permanent equity) was $2.3 million in the 2023 Six Months compared to $2.1 million in the 2022 Six Months.

LIQUIDITY AND CAPITAL RESOURCES

We believe that our business has sufficient cash to allow us to meet our short-term cash requirements. On June 30, 2023, and December 31, 2022, we had $160.7 million and $31.6 million, respectively, in cash and cash equivalents. Additionally, we had $146.3 million of outstanding borrowings and $175.0 million in available credit under our credit facilities as of June 30, 2023 compared to $179.1 million of outstanding borrowings and $144.0 million in available credit on our revolving credit facility as of December 31, 2022. As discussed above, in May 2023 we completed a secondary offering of our common stock resulting in net proceeds of $163.7 million, after deducting the underwriting discount and certain offering expenses. A portion of the net proceeds was used to repay the $35.0 million then outstanding under our Revolving Credit Facility while the remainder is expected to be used primarily for acquisitions. While such cash is awaiting deployment, it is currently invested in a high-yield savings account which generated interest income of approximately $0.5 million in June 2023.  We believe that our cash and cash equivalents and availability under our Credit Facilities are sufficient to fund the working capital needs of our operating subsidiaries through at least June 30, 2024.

Historically, we have generated sufficient cash from operations to fund our development activities and to cover operational needs. We plan to continue developing new clinics and making additional acquisitions. We have, from time to time, purchased the non-controlling interests of limited partners in our Clinic Partnerships. We may purchase additional non-controlling interests in the future. Generally, any acquisition or purchase of non-controlling interests is expected to be accomplished using a combination of cash and financing. Any large acquisition would likely require financing.

We make reasonable and appropriate efforts to collect accounts receivable, including applicable deductible and co-payment amounts. Claims are submitted to payors daily, weekly or monthly in accordance with our policy or payor’s requirements. When possible, we submit our claims electronically. The collection process is time consuming and typically involves the submission of claims to multiple payors whose payment of claims may be dependent upon the payment of another payor. Claims under litigation and vehicular incidents can take a year or longer to collect. Medicare and other payor claims relating to new clinics awaiting CMS approval initially may not be submitted for six months or more. When all reasonable internal collection efforts have been exhausted, accounts are written off prior to sending them to outside collection firms. With managed care, commercial health plans and self-pay payor type receivables, the write-off generally occurs after the account receivable has been outstanding for 120 days or longer.  As of June 30, 2023, we have accrued $8.0 million related to credit balances, a portion of which is due to patients and payors.  The credit balances are expected to be resolved or paid in the next twelve months.

Cash Flow

A summary of our operating, investing and financing activities is discussed below.

Cash and cash equivalents increased by $129.1 million from December 31, 2022 to June 30, 2023.  During the 2023 Six Months, $38.8 million was provided by operations, $110.0 million was provided by financing activities primarily related to the secondary offering in May 2023, and $19.7 million was used in investing activities. The major uses of cash for investing and financing activities included: net payments made on Credit Facilities ($32.9 million), payments on purchase of business and non-controlling interest ($15.8 million), cash dividends paid to our shareholders ($11.2 million), distributions to non-controlling interests inclusive of those classified as redeemable non-controlling interest ($8.4 million), and purchase of fixed assets ($4.5 million).

Senior Credit Faculties

On December 5, 2013, the Company entered into an Amended and Restated Credit Agreement with a commitment for a $125.0 million revolving credit facility. This agreement was amended and/or restated in August 2015, January 2016, March 2017, November 2017, and January 2021. On June 17, 2022, we entered into the Third Amended and Restated Credit Agreement (the “Credit Agreement”) among Bank of America, N.A., as administrative agent (“Administrative Agent”) and the lenders from time-to-time party thereto.

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

The interest rates per annum applicable to the Senior Credit Facilities (other than in respect of Swingline Loans) will be Term SOFR as defined in the agreement plus an applicable margin or, at our option, an alternate base rate plus an applicable margin. Our interest rate for the 2023 Six Months for the Senior Credit Facilities inclusive of the savings from the interest rate swap described below is 5.7%.  Interest is payable at the end of the selected interest period but no less frequently than quarterly and on the date of maturity.

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

As of June 30, 2023, $144.6 million, net of unamortized debt issuance costs of $1.7 million, was outstanding on the Term Facility while none was outstanding under the Revolving Facility resulting in $175.0 million of credit availability. As of June 30, 2023, we were in compliance with all of the covenants contained in the Credit Agreement. The average effective interest rate, net of the gain on interest rate swap discussed below, for borrowings under the Senior Credit Facility was 6.0% and 5.7% in the three and six months ended June 30, 2023, respectively.

Interest Rate Swap

In May 2022, we entered into an interest rate swap agreement, effective on June 30, 2022, with Bank of America, N.A, which became effective on June 30, 2022. It has a $150 million notional value adjusted concurrently with schedule principal payments made on the term loan and has a maturity date of June 30, 2027. Beginning in July 2022, we receive 1-month SOFR, and pay a fixed rate of interest of 2.815% on 1-month SOFR on a quarterly basis. The total interest rate in any period also includes an applicable margin based on our consolidated leverage ratio. In connection with the swap, no cash was exchanged between us and the counterparty.

We designated our interest rate swap as a cash flow hedge and structured it to be highly effective. Consequently, unrealized gains and losses related to the fair value of the interest rate swap are recorded to accumulated other comprehensive income (loss), net of tax.

Notes Payable Related to Acquisitions

We generally enter into various notes payable as a means of financing our acquisitions. Our present outstanding notes payable primarily relate to the acquisitions of a business or acquisitions of majority interests in businesses. At June 30, 2023, our remaining outstanding balance on these notes aggregated $6.4 million. $3.8 million of the outstanding notes payable are payable in 2023, $1.6 million is payable in 2024, and $1.0 million is payable in 2025. Notes are generally payable in equal annual installments of principal over two years plus any accrued and unpaid interest. Interest accrues at various interest rates ranging from 3.25% to 8.0% per annum.

On May 31, 2023, we and a local partner together acquired a 75% interest in a four-clinic physical therapy practice. After the transaction, our ownership interest is 45%, our local partner's ownership interest is 30%, and the practice's pre-acquisition owners have a 25% ownership interest. The purchase price for the 75% equity interest was approximately $3.1 million, of which $1.7 million was paid in cash by us, $1.1 million was paid in cash by the local partner, and $0.3 million was in the form of a note payable (of which $0.2 million will be paid by us and $0.1 million will be paid by the local partner). The note will be paid on July 1, 2024. We guaranteed the full payment of the $0.3 million on its due date.

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

On October 31, 2022, we acquired a 60% interest in a fourteen-clinic physical therapy practice. The practice’s owners retained 40% of the equity interests. The purchase price for the 60% equity interest was approximately $19.5 million, with a potential additional amount to be paid at a later date based on the performance of the business. This contingent consideration had a fair value of $8.3 million on June 30, 2023. The fair value of this contingent consideration will be adjusted quarterly based on certain criteria and market inputs. There is no maximum payout for this contingency.

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

Redeemable Non-Controlling Interest

Certain limited partnership agreements, as amended, provide that, upon the triggering events, we have a Call Right and the selling entity or individual has a Put Right for the purchase and sale of the limited partnership interest held by the partner. Once triggered, the Put Right and the Call Right do not expire, even upon an individual partner’s death, and contain no mandatory redemption feature. The purchase price of the partner’s limited partnership interest upon the exercise of either the Put Right or the Call Right is calculated per the terms of the respective agreements and classified as redeemable non-controlling interest (temporary equity) in our consolidated balance sheets. The fair value of the redeemable non-controlling interest at June 30, 2023 was $165.5 million.

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

Share Repurchase Program

In March 2009, the Board authorized the repurchase of up to 10% of our common stock (“March 2009 Authorization”). Our Credit Agreement permits share repurchases of up to $50.0 million in the aggregate, subject to compliance with covenants. We are required to retire shares purchased under the March 2009 Authorization.  There is no expiration date for the share repurchase program. As of June 30, 2023, there are currently an additional estimated 123,569 shares (based on the closing price of $121.39 on June 30, 2023) that may be purchased from time to time in the open market or private transactions depending on price, availability and our cash position. We did not purchase any shares of our common stock during the three and six months ended June 30, 2023, and during the year ended December 31, 2022.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We maintain an interest rate swap arrangement which is considered a derivative instrument. Our indebtedness as of June 30, 2023, was the outstanding balance of seller notes from our acquisitions of $6.4 million, and an outstanding balance on our term note related to Credit Agreement of $146.3 million. We do not have a balance on the Revolving Facility as of June 30, 2023. The Revolving Facility is subject to fluctuating interest rates. A 1% change in the interest rate would yield no additional interest expense on the facility because of the interest rate swap described above. See Note 9 to the unaudited consolidated financial statements.

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

ITEM 5.	OTHER INFORMATION.

Rule 105b-1 Trading Plans

The Company's directors and executive officers do not currently have 10b5-1plans. During the three and six months ended June 30, 2023, none of our directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

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

There have been no material changes to our risk factors as previously disclosed in Item 1A contained in Part I of our Annual Report on Form 10-K for the year ended December 31, 2022 and filed with the SEC on February 28, 2023 and Quarterly Report on Form 10-Q for the first quarter ended March 31, 2023 filed with the SEC on May 5, 2023.

ITEM 6.	EXHIBITS.

Exhibit Number	Description
1.1
Underwriting Agreement, dated May 24, 2023, by and between U.S. Physical Therapy, Inc. and BofA Securities, Inc. and J.P. Morgan Securities LLC, as representatives of the several underwriters named therein [incorporated by reference to Exhibit 1.1 to the Company Current Report on Form 8-K filed with the SEC on May 23, 2023].

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

U.S. PHYSICAL THERAPY, INC.

Date: August 9, 2023	By:	/s/ CAREY HENDRICKSON
Carey Hendrickson
Chief Financial Officer
(Principal financial and accounting officer)