Form 10-Q
period 2023-09-30
U S PHYSICAL THERAPY INC /NV
filed 2023-11-08
CIK 885978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2023
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

As of November 8, 2023 the number of shares outstanding (issued less treasury stock) of the registrant’s common stock, par value $.01 per share, was: 14,987,042.

PART I—FINANCIAL INFORMATION

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	September 30, 2023	December 31, 2022
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$147,685	$31,594
Patient accounts receivable, less allowance for credit losses of $2,487 and $2,829, respectively	52,958	51,934
Accounts receivable - other	18,469	16,671
Other current assets	9,387	11,067
Total current assets	228,499	111,266
Fixed assets:
Furniture and equipment	64,507	62,074
Leasehold improvements	46,212	42,877
Fixed assets, gross	110,719	104,951
Less accumulated depreciation and amortization	84,651	80,203
Fixed assets, net	26,068	24,748
Operating lease right-of-use assets	102,665	103,004
Investment in unconsolidated affiliate	12,256	12,131
Goodwill	522,907	494,101
Other identifiable intangible assets, net	112,112	108,755
Other assets	5,679	4,149
Total assets	$1,010,186	$858,154
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST, USPH SHAREHOLDERS’ EQUITY AND NON-CONTROLLING INTEREST
Current liabilities:
Accounts payable - trade	$4,509	$3,300
Accounts payable - due to seller of acquired business	-	3,204
Accrued expenses	35,846	37,413
Current portion of operating lease liabilities	34,446	33,709
Current portion of term loan and notes payable	7,555	7,863
Total current liabilities	82,356	85,489
Notes payable, net of current portion	2,037	1,913
Revolving facility	-	31,000
Term loan, net of current portion and deferred financing costs	139,459	142,918
Deferred taxes	26,487	21,303
Operating lease liabilities, net of current portion	76,884	77,934
Other long-term liabilities	14,758	13,029
Total liabilities	341,981	373,586

Redeemable non-controlling interest - temporary equity	174,697	167,515

Commitments and Contingencies

U.S. Physical Therapy, Inc. (“USPH”) shareholders’ equity:
Preferred stock, $0.01 par value, 500,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.01 par value, 20,000,000 shares authorized, 17,202,053 and 15,216,326 shares issued, respectively	172	152
Additional paid-in capital	279,124	110,317
Accumulated other comprehensive gain	5,746	4,004
Retained earnings	238,557	232,948
Treasury stock at cost, 2,214,737 shares	(31,628)	(31,628)
Total USPH shareholders’ equity	491,971	315,793
Non-controlling interest - permanent equity	1,537	1,260
Total USPH shareholders’ equity and non-controlling interest - permanent equity	493,508	317,053
Total liabilities, redeemable non-controlling interest, USPH shareholders’ equity and non-controlling interest - permanent equity	$1,010,186	$858,154

The accompanying notes are an integral part of these unaudited consolidated financial statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF NET INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30,2023	September 30, 2022

Net patient revenue	$127,243	$116,710	$383,104	$344,444
Other revenue	22,764	22,892	66,897	67,518
Net revenue	150,007	139,602	450,001	411,962
Operating cost:
Salaries and related costs	89,846	81,786	262,757	236,874
Rent, supplies, contract labor and other	30,707	29,696	91,651	86,703
Provision for credit losses	1,525	1,336	4,600	4,192
Total operating cost	122,078	112,818	359,008	327,769

Gross profit	27,929	26,784	90,993	84,193

Corporate office costs	12,048	11,889	38,052	34,186
Operating income	15,881	14,895	52,941	50,007

Other (expense) income
Interest expense, debt and other	(2,101)	(2,013)	(7,293)	(3,540)
Interest income	1,673	-	2,191	-
Change in fair value of contingent earn-out consideration	187	2,000	197	2,000
Change in revaluation of put-right liability	(145)	785	(344)	771
Equity in earnings of unconsolidated affiliate	206	304	806	983
Relief Funds	-	-	467	-
Other	78	65	305	790
Total other (expense) income	(102)	1,141	(3,671)	1,004
Income before taxes	15,779	16,036	49,270	51,011

Provision for income taxes	3,557	3,215	10,757	10,952
Net income	12,222	12,821	38,513	40,059

Less: Net income attributable to non-controlling interest:
Redeemable non-controlling interest - temporary equity	(1,976)	(2,037)	(7,616)	(7,220)
Non-controlling interest - permanent equity	(992)	(1,227)	(3,314)	(3,288)
	(2,968)	(3,264)	(10,930)	(10,508)

Net income attributable to USPH shareholders	$9,254	$9,557	$27,583	$29,551

Basic and diluted earnings per share attributable to USPH shareholders	$0.51	$0.72	$1.72	$2.27

Shares used in computation - basic and diluted	14,987	13,001	13,918	12,979

Dividends declared per common share	$0.43	$0.41	$1.29	$1.23

The accompanying notes are an integral part of these unaudited consolidated financial statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS)

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

Net income	$12,222	$12,821	$38,513	$40,059
Other comprehensive loss
Unrealized gain on cash flow hedge	1,276	6,473	2,340	5,942
Tax effect at statutory rate (federal and state)	(326)	(1,654)	(598)	(1,518)
Comprehensive income	$13,172	$17,640	$40,255	$44,483

Comprehensive income attributable to non-controlling interest	(2,968)	(3,264)	(10,930)	(10,508)
Comprehensive income attributable to USPH shareholders	$10,204	$14,376	$29,325	$33,975

The accompanying notes are an integral part of these unaudited consolidated financial statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Nine Months Ended
	September 30, 2023	September 30, 2022
OPERATING ACTIVITIES
Net income including non-controlling interest	$38,513	$40,059
Adjustments to reconcile net income including non-controlling interest to net cash provided by operating activities:
Depreciation and amortization	11,582	10,950
Provision for credit losses	4,600	4,192
Equity-based awards compensation expense	5,451	5,462
Change in deferred income taxes	5,393	6,077
Change in revaluation of put-right liability	344	(771)
Change in fair value of contingent earn-out consideration	(197)	(2,000)
Equity of earnings in unconsolidated affiliate	(806)	(983)
Gain on sale of clinics and fixed assets	(106)	(643)
Changes in operating assets and liabilities:
Increase in patient accounts receivable	(5,415)	(7,585)
Increase in accounts receivable - other	(1,631)	(4,551)
Increase (decrease) in other current and long term assets	2,489	(4,273)
Decrease in accounts payable and accrued expenses	(5,609)	(4,568)
Increase (decrease) in other long-term liabilities	535	(128)
Net cash provided by operating activities	55,143	41,238

INVESTING ACTIVITIES
Purchase of fixed assets	(7,074)	(7,290)
Purchase of majority interest in businesses, net of cash acquired	(22,994)	(18,573)
Purchase of redeemable non-controlling interest, temporary equity	(7,804)	(14,096)
Purchase of non controlling interest-permanent equity	(262)	(280)
Proceeds on sale of partnership interest, clinics and fixed assets	7	740
Proceeds on sale of non-controlling interest, permanent equity	30	-
Proceeds on sale of partnership interest - redeemable non-controlling interest, temporary equity	815	401
Distributions from unconsolidated affiliate	681	1,220
Net cash used in investing activities	(36,601)	(37,878)

FINANCING ACTIVITIES
Distributions to non-controlling interest, permanent and temporary equity	(11,777)	(11,760)
Cash dividends paid to shareholders	(17,683)	(15,990)
Proceeds from revolving facility	24,000	61,000
Proceeds from term loan	-	150,000
Proceeds from issuance of common stock pursuant to the secondary public offering, net of issuance costs	163,646	-
Payments on revolving facility	(55,000)	(175,000)
Principal payments on notes payable	(2,874)	(496)
Payments on term loan	(2,813)	(1,779)
Other	50	12
Net cash provided by financing activities	97,549	5,987

Net decrease in cash and cash equivalents	116,091	9,347
Cash and cash equivalents - beginning of period	31,594	28,567
Cash and cash equivalents - end of period	$147,685	$37,914

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$2,731	$7,529
Interest paid	$6,992	$2,159
Non-cash investing and financing transactions during the period:
Purchase of businesses - seller financing portion	$1,860	$824
Notes payable related to purchase of redeemable non-controlling interest, temporary equity	$1,017	$1,074
Notes receivable related to sale of redeemable non-controlling interest, temporary equity	$3,064	$1,580
Notes payable related to the purchase of non-controlling interest, permanent equity	$200	$576
Notes receivable related to the sale of non-controlling interest, permanent equity	$397	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(IN THOUSANDS)
	U.S.Physical Therapy, Inc.
	Common Stock		Additional	Accumulated Other	Retained	Treasury Stock		Total Shareholders’	Non-Controlling
For the three months ended September 30, 2023	Shares	Amount	Paid-In Capital	Comprehensive Gain	Earnings	Shares	Amount	Equity	Interests	Total

Balance June 30, 2023	17,202	$172	$277,493	$4,796	$237,665	(2,215)	$(31,628)	$488,498	$1,500	$489,998
Revaluation of redeemable non-controlling interest, net of tax	-	-	-	-	(2,242)	-	-	(2,242)	-	(2,242)
Purchase of non-controlling interest	-	-	(270)	-	-	-	-	(270)	21	(249)
Sale of non-controlling interest	-	-	-	-	-	-	-	-	(30)	(30)
Compensation expense - equity-based awards	-	-	1,859	-	-	-	-	1,859	-	1,859
Dividends paid to USPH shareholders	-	-	-	-	(6,445)	-	-	(6,445)	-	(6,445)
Distributions to non-controlling interest partners - permanent equity	-	-	-	-	-	-	-	-	(941)	(941)
Deferred taxes related to redeemable non-controlling interest - temporary equity	-	-	-	-	323	-	-	323	-	323
Other	-	-	51	-	2	-	-	53	(5)	48
Issuance of common stock, pursuant to the secondary public offering, net of issuance costs	-	-	(9)	-	-	-	-	(9)	-	(9)
Net income attributable to non-controlling interest - permanent equity	-	-	-	-	-	-	-	-	992	992
Net income attributable to USPH shareholders	-	-	-	-	9,254	-	-	9,254	-	9,254
Other comprehensive gain	-	-	-	950	-	-	-	950	-	950
Balance September 30, 2023	17,202	$172	$279,124	$5,746	$238,557	(2,215)	$(31,628)	$491,971	$1,537	$493,508

	U .S.Physical Therapy, Inc.
	Common Stock		Additional	Accumulated Other	Retained	Treasury Stock		Total Shareholders’	Non-Controlling
For the nine months ended September 30, 2023	Shares	Amount	Paid-In Capital	Comprehensive Gain	Earnings	Shares	Amount	Equity	Interests	Total

Balance December 31, 2022	15,216	$152	$110,317	$4,004	$232,948	(2,215)	$(31,628)	$315,793	$1,260	$317,053
Issuance of restricted stock, net of cancellations	70	-	-	-	-	-	-	-	-	-
Revaluation of redeemable non-controlling interest	-	-	-	-	(4,988)	-	-	(4,988)	-	(4,988)
Purchase of non-controlling interest	-	-	(320)	-	-	-	-	(320)	32	(288)
Sale of non-controlling interest	-	-	-	-	-	-	-	-	(30)	(30)
Compensation expense - equity-based awards	-	-	5,451	-	-	-	-	5,451	-	5,451
Dividends paid to USPH shareholders	-	-	-	-	(17,683)	-	-	(17,683)	-	(17,683)
Distributions to non-controlling interest partners - permanent equity	-	-	-	-	-	-	-	-	(3,035)	(3,035)
Deferred taxes related to redeemable non-controlling interest - temporary equity	-	-	-	-	697	-	-	697	-	697
Other	-	-	50	-	-	-	-	50	-	50
Issuance of common stock, pursuant to the secondary public offering, net of issuance costs	1,916	20	163,626	-	-	-	-	163,646	(4)	163,642
Net income attributable to non-controlling interest - permanent equity	-	-	-	-	-	-	-	-	3,314	3,314
Net income attributable to USPH shareholders	-	-	-	-	27,583	-	-	27,583	-	27,583
Other comprehensive gain	-	-	-	1,742	-	-	-	1,742	-	1,742
Balance September 30, 2023	17,202	$172	$279,124	$5,746	$238,557	(2,215)	$(31,628)	$491,971	$1,537	$493,508

	U.S.Physical Therapy, Inc.
	Common Stock		Additional	Accumulated Other	Retained	Treasury Stock		Total Shareholders’	Non-Controlling
For the three months ended September 30, 2022	Shares	Amount	Paid-In Capital	Comprehensive Loss	Earnings	Shares	Amount	Equity	Interests	Total

Balance June 30, 2022	15,219	$152	$106,801	(395)	$232,247	(2,215)	$(31,628)	$307,177	$1,756	$308,933
Issuance of restricted stock, net of cancellations	(3)	-	-	-	-	-	-	-	-	-
Revaluation of redeemable non-controlling interest, net of tax	-	-	-	-	(147)	-	-	(147)	-	(147)
Compensation expense - equity-based awards	-	-	1,802	-	-	-	-	1,802	-	1,802
Transfer of compensation liability for certain stock issued pursuant to long-term incentive plans	-	-	-	-	-	-	-	-	-	-
Purchase of partnership interests - non-controlling interest	-	-	(88)	-	-	-	-	(88)	(6)	(94)
Dividends payable to USPH shareholders	-	-	-	-	(5,331)	-	-	(5,331)	-	(5,331)
Distributions to non-controlling interest partners - permanent equity	-	-	-	-	-	-	-	-	(1,519)	(1,519)
Deferred taxes related to redeemable non-controlling interest - temporary equity	-	-	-	-	(643)	-	-	(643)	-	(643)
Other	-	-	-	-	-	-	-	-	-	-
Net income attributable to non-controlling interest - permanent equity	-	-	-	-	-	-	-	-	1,227	1,227
Net income attributable to USPH shareholders	-	-	-	-	9,557	-	-	9,557	-	9,557
Other comprehensive loss	-	-	-	4,819	-	-	-	4,819	-	4,819
Balance September 30, 2022	15,216	$152	$108,515	$4,424	$235,683	(2,215)	$(31,628)	$317,146	$1,458	$318,604

	U.S.Physical Therapy, Inc.
	Common Stock		Additional	Accumulated Other	Retained	Treasury Stock		Total Shareholders’	Non-Controlling
For the nine months ended September 30, 2022	Shares	Amount	Paid-In Capital	Comprehensive Loss	Earnings	Shares	Amount	Equity	Interests	Total

Balance December 31, 2021	15,126	$151	$102,688	-	$224,395	(2,215)	$(31,628)	$295,606	$1,575	$297,181
Issuance of restricted stock, net of cancellations	90	1	-	-	-	-	-	1	-	1
Revaluation of redeemable non-controlling interest, net of tax	-	-	-	-	(144)	-	-	(144)	-	(144)
Compensation expense - equity-based awards	-	-	5,462	-	-	-	-	5,462	-	5,462
Transfer of compensation liability for certain stock issued pursuant to long-term incentive plans	-	-	707	-	-	-	-	707	-	707
Purchase of partnership interests - non-controlling interest	-	-	(353)	-	-	-	-	(353)	(101)	(454)
Dividends paid to USPH shareholders	-	-	-	-	(15,990)	-	-	(15,990)	-	(15,990)
Distributions to non-controlling interest partners - permanent equity	-	-	-	-	-	-	-	-	(3,990)	(3,990)
Deferred taxes related to redeemable non-controlling interest - temporary equity	-	-	-	-	(2,129)	-	-	(2,129)	-	(2,129)
Other	-	-	11	-	-	-	-	11	686	697
Net income attributable to non-controlling interest - permanent equity	-	-	-	-	-	-	-	-	3,288	3,288
Net income attributable to USPH shareholders	-	-	-	-	29,551	-	-	29,551	-	29,551
Other comprehensive loss				4,424	-			4,424		4,424
Balance September 30, 2022	15,216	$152	$108,515	$4,424	$235,683	(2,215)	$(31,628)	$317,146	$1,458	$318,604

The accompanying notes are an integral part of these unaudited consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

U.S. Physical Therapy, Inc. and its subsidiaries (the “Company”, “USPH”) operates its business through two reportable business segments: (a) physical therapy operations segment, and (b) industrial injury prevention services (“IIP”) segment. The Company’s physical therapy operations consist of physical therapy and occupational therapy clinics that provide pre-and post-operative care and treatment for orthopedic-related disorders, sports-related injuries, preventive care, rehabilitation of injured workers and neurological injuries. Services provided by the IIP segment include onsite injury prevention and rehabilitation, performance optimization and ergonomic assessments.

As of September 30, 2023, the Company operated 672 clinics in 42 states. The Company also manages physical therapy facilities for third parties, primarily hospitals and physicians, with 42 third-party facilities under management as of September 30, 2023.

During the nine months ended September 30, 2023, and for the year-ended December 31, 2022, the Company completed the acquisitions of the following physical therapy practices.

Acquisition	Date	% Interest Acquired	Number of Clinics
September 2023 Acquisition 1	September 29, 2023	70%	4
September 2023 Acquisition 2	September 29, 2023	70%	1
July 2023 Acquisition	July 31, 2023	70%	7
May 2023 Acquisition	May 31, 2023	45%	4
February 2023 Acquisition	February 28, 2023	80%	1
November 2022 Acquisition	November 30, 2022	80%	13
October 2022 Acquisition	October 31, 2022	60%	14
September 2022 Acquisition	September 30, 2022	80%	2
August 2022 Acquisition	August 31, 2022	70%	6
March 2022 Acquisition	March 31, 2022	70%	6

* See Note 3 for additional information on the acquisitions in the table.

In May 2023, the Company completed a secondary offering of 1,916,667 shares of its common stock at an offering price of $90.00 per share.  Upon completion of the offering, the Company received net proceeds of approximately $163.6 million, after deducting an underwriting discount of $8.6 million and recognizing related fees and expenses of $0.2 million.  A portion of the net proceeds was used to repay the $35.0 million then outstanding under the Company’s credit facility while the remainder is expected to be used primarily for additional acquisitions.

During the nine months ended September 30, 2023, the Company recognized $0.5 million of income received under the Coronavirus Aid, Relief and Economic Security Act (“Relief Funds”). The Relief Funds were received in prior years but were subject to certain compliance requirements which were met in the first quarter of 2023. The Company does not expect to receive or recognize any future Relief Funds.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company. All significant intercompany transactions have been eliminated.

Segment Reporting

Operating segments are components of an enterprise for which separate financial information is available that is evaluated regularly by chief operating decision makers in determining the allocation of resources and in assessing performance.  The Company currently operates through two segments: physical therapy operations and IIP.

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

Goodwill and Other Indefinite-Lived Intangible Assets

Goodwill represents the excess of the amount paid and fair value of the non-controlling interests over the fair value of the acquired business assets, which include certain identifiable intangible assets. Historically, goodwill has been derived from acquisitions and, prior to 2009, from the purchase of some or all of a particular local management’s equity interest in an existing clinic. Effective January 1, 2009, in accordance with applicable accounting standards, if the purchase price of a non-controlling interest by the Company exceeds or is less than the book value at the time of purchase, any excess or shortfall is recognized as an adjustment to additional paid-in capital.

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

The Company operates its business through two segments consisting of physical therapy operations and its IIP business. The reporting units within our physical therapy operations are comprised of six regions primarily based on each clinic’s location. In 2022 and 2023, the IIP business consisted of two reporting units.

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

For the nine months ended September 30, 2023, no triggering events or indicators were identified that would require impairment assessments for such period.  During the year ended December 31, 2022, the Company recorded a charge for goodwill impairment of $9.1 million related to one reporting unit in the IIP business acquired in November 2021 (the “IIP Acquisition”). The impairment is related to a change in the reporting unit’s current and projected operating income as well as various market inputs based on current market conditions, including the higher interest rate environment. No impairment was recognized as a result of our annual assessment of goodwill and tradenames for the other seven reporting units. The Company also noted no impairment to long-lived assets for all reporting units.

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

On the date the Company acquires a controlling interest in a partnership, and the limited partnership agreement for such partnership contains redemption rights not under the control of the Company, the fair value of the non-controlling interest is recorded in the consolidated balance sheet under the caption – Redeemable non-controlling interest – temporary equity.  Then, in each reporting period thereafter until it is purchased by the Company, the redeemable non-controlling interest is adjusted to the greater of its then current redemption value or initial carrying value, based on the predetermined formula defined in the respective limited partnership agreement.  As a result, the value of the non-controlling interest is not adjusted below its initial carrying value.  The Company records any adjustments in the redemption value directly to retained earnings and the adjustments are not reflected in the unaudited consolidated statements of net income.  Although the adjustments are not reflected in the unaudited consolidated statements of net income, current accounting rules require that the Company reflects the adjustments, net of tax, in the earnings per share calculation.  The amount of net income attributable to redeemable non-controlling interest owners is included in consolidated net income on the face of the unaudited consolidated statements of net income. Management believes the redemption value (i.e., the carrying amount) and fair value are the same.

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

The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits nor was any interest expense recognized during the three and nine months ended September 30, 2023 and September 30, 2022. The Company records any interest or penalties, if required, in interest and other expense, as appropriate.

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

The carrying amounts reported in the balance sheets for cash and cash equivalents, certain contingent earn-out payments, accounts receivable, accounts payable and notes payable approximate their fair values due to the short-term maturity of these financial instruments. The carrying amount of the debt under the Third Amended and Restated Credit Agreement (defined as “Credit Agreement” in Note 9) approximates its fair value due to the variable interest rate which is tied to the Secured Overnight Financing Rate (“SOFR”).

In May 2022, the Company entered into an interest rate swap agreement, effective on June 30, 2022, with Bank of America, N.A, which had a $150 million notional value, and a maturity date of June 30, 2027. The valuations of the Company’s interest rate derivative is measured as the present value of all expected future cash flows based on SOFR-based yield curves. The primary inputs into the valuation of interest rate swaps are interest yield curves, interest rate volatility, and credit spreads. The interest rate swap is classified within Level 2 of the fair value hierarchy, since all significant inputs are corroborated by market observable data. The fair value of the interest rate swap on September 30, 2023, was $7.7 million. The impact of the interest rate swap on the accompanying unaudited consolidated statements of comprehensive income was an unrealized gain of $1.0 million, net of tax, for the three months ended September 30, 2023, and an unrealized gain of $1.7 million, net of tax for the nine months ended September 30, 2023. See Note 10 for more information on the Company’s interest rate derivative.

The put right associated with the potential future purchase of the separate company in the IIP Acquisition is marked to fair value on a recurring basis using Level 3 inputs. The fair value of the put right associated with the potential future purchase of a company is determined using a Monte Carlo simulation model utilizing unobservable inputs such as asset volatility and discount rates. The unobservable inputs used in the valuation of the put right as of September 30, 2023 include asset volatility of 25.0% and a discount rate of 11.9%. The put right value increased $0.1 million for the three months ended September 30, 2023 and $0.3 million for the nine months ended September 30, 2023. The put right was valued at $3.9 million on September 30, 2023 and $3.5 million on December 31, 2022.

On October 31, 2022, the Company acquired a 60% interest in a fourteen-clinic physical therapy practice. The purchase price included additional contingent consideration to be paid at a later date based on performance of the business. There is no maximum payout. The additional contingent payment is determined using a Monte Carlo simulation model utilizing unobservable inputs such as asset volatility and discount rates and is accordingly classified within Level 3 of the fair value hierarchy. The unobservable inputs used in the valuation of the contingent consideration as of September 30, 2023 include asset volatility of 35% and a discount rate of 8.7%. The additional contingent consideration was valued at $8.1 million on September 30, 2023, and $8.3 million on December 31, 2022. The additional contingent consideration related to the October 2022 acquisition decreased $0.2 million for both the three months and nine months ended September 30, 2023.

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

2. EARNINGS PER SHARE

Basic and diluted earnings per share is computed using the two-class method, which is an earnings allocation method that determines earnings per share for common shares and participating securities. The restricted stock the Company grants are participating securities containing non-forfeitable rights to receive dividends. Accordingly, any unvested restricted stock is included in the basic and diluted earnings per share computation. Additionally, in accordance with current accounting guidance, the revaluation of redeemable non-controlling interest (see Note 5 Redeemable Non-Controlling Interest), net of tax, charged directly to retained earnings is included in the earnings per basic and diluted share calculation.

The following table provides a detail of the basic and diluted earnings per share computation.

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	(In thousands, except per share data)
Computation of earnings per share - USPH shareholders:
Net income attributable to USPH shareholders	$9,254	$9,557	$27,583	$29,551
Charges to retained earnings:
Revaluation of redeemable non-controlling interest	(2,242)	(196)	(4,988)	(193)
Tax effect at statutory rate (federal and state)	573	50	1,274	49
	$7,585	$9,411	$23,869	$29,407

Earnings per share (basic and diluted)	$0.51	$0.72	$1.72	$2.27

Shares used in computation:
Basic and diluted earnings per share - weighted-average shares	14,987	13,001	13,918	12,979

3. ACQUISITIONS OF BUSINESSES

The Company’s strategy is to continue acquiring multi-clinic outpatient physical therapy practices, to develop outpatient physical therapy clinics as satellites in existing partnerships and to continue acquiring companies that provide and serve the industrial injury prevention services sector.  The consideration paid for each acquisition is derived through arm’s length negotiations and funded through working capital, borrowings under the Company’s revolving credit facilities or proceeds from the recently completed secondary offering discussed in Note 1, Basis of Presentation and Significant Accounting Policies.

The purchase price plus the fair value of the non-controlling interest for the acquisitions after September 30, 2022 were allocated to the fair value of the assets acquired, inclusive of identifiable intangible assets (i.e. tradenames, referral relationships and non-compete agreements) and liabilities assumed based on the estimated fair values at the acquisition date, with the amount in excess of fair values being recorded as goodwill. The Company is in the process of completing its formal valuation analysis of the acquisitions, to identify and determine the fair value of tangible and identifiable intangible assets acquired and the liabilities assumed. Thus, the final allocation of the purchase price may differ from the preliminary estimates used on September 30, 2023, based on additional information obtained and completion of the valuation of the identifiable intangible assets. Changes in the estimated valuation of the tangible assets acquired, the completion of the valuation of identifiable intangible assets and the completion by the Company of the identification of any unrecorded pre-acquisition contingencies, where the liability is probable and the amount can be reasonably estimated, will likely result in adjustments to goodwill. The Company does not expect the adjustments to be material. The Company continues to evaluate the components for the purchase price allocations for other acquisitions in 2022 and 2023.

The results of operations of the acquisitions below have been included in the Company’s consolidated financial statements since their respective date of acquisition. Unaudited proforma consolidated financial information for the acquisitions have not been included, as the results, individually and in the aggregate, were not material to current operations.

2023 Acquisitions

On September 29, 2023, the Company acquired a 70% equity interest in a four-clinic physical therapy practice. The owner of the practice retained 30% of the equity interests. The purchase price for the 70% equity interest was approximately $6.0 million, of which $5.4 million was paid in cash, and $0.6 million was in the form of a note payable. The note accrues interest at 5.0% per annum and the principal and interest are payable in two installments. The first payment of principal and interest of $0.3 million is due on January 31, 2024, and the second installment of $0.3 million is due on September 30, 2025.

In a separate transaction, on September 29, 2023, the Company acquired a 70% equity interest in a single clinic physical therapy practice. The owner of the practice retained 30% of the equity interests. The purchase price for the 70% equity interest was approximately $7.8 million, of which $7.4 million was paid in cash and $0.4 million is a deferred payment due on June 30, 2025.

On July 31, 2023, the Company acquired a 70% equity interest in a five-clinic practice. The practice’s owners retained a 30% equity interest. The purchase price for the 70% equity interest was approximately $2.1 million, of which $1.8 million was paid in cash and $0.3 million is a deferred payment  due on June 30, 2025.

On May 31, 2023, the Company and a local partner together acquired a 75% interest in a four-clinic physical therapy practice. After the transaction, the Company’s ownership interest is 45%, the Company’s local partner’s ownership interest is 30%, and the practice’s pre-acquisition owners have a 25% ownership interest. The purchase price for the 75% equity interest was approximately $3.1 million, of which $1.7 million was paid in cash by the Company, $1.1 million was paid in cash by the local partner, and $0.3 million was in the form of a note payable, (of which $0.2 million will be paid by the Company and $0.1 million will be paid by the local partner). The note will be paid on July 1, 2024. The Company guaranteed the full payment of $0.3 million on its due date.

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

The aggregate purchase price for the 2023 acquisitions has been preliminarily allocated as follows:

Physical Therapy
Operations
(In thousands)
Cash paid, net of cash acquired	$22,994
Seller note	985
Deferred payments	830
Contingent payments	200
Total consideration	$25,009

Estimated fair value of net tangible assets acquired:
Total current assets	$566
Total non-current assets	2,307
Total liabilities	(1,861)
Net tangible assets acquired	1,012
Customer and referral relationships	6,819
Non-compete agreement	329
Tradenames	1,680
Goodwill	25,932
Fair value of non-controlling interest (classified as redeemable non-controlling interest)	(10,763)
$25,009

Total current assets primarily represent accounts receivable while total non-current assets consist of fixed assets and equipment used in the practice.

For the acquisitions in 2023, the values assigned to the customer and referral relationships and non-compete agreement are being amortized on a straight-line basis over their respective estimated lives. For customer and referral relationships, the weighted-average amortization period is 13.0 years. For the non-compete agreements, the weighted-average amortization period is 5.0 years. The values assigned to tradenames are tested annually for impairment.

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

On October 31, 2022, the Company acquired a 60% interest in a fourteen-clinic physical therapy practice. The practice’s owners retained 40% of the equity interests. The purchase price for the 60% equity interest was approximately $19.5 million, with additional contingent consideration valued at $8.1 million on September 30, 2023, to be paid at a later date based on the performance of the business. There is no maximum payout. The estimate of this contingent consideration will continue to be marked at fair value based on the practice’s operational results and updated market inputs.

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

The purchase prices for the 2022 acquisitions have been preliminarily allocated as follows:

Physical Therapy
Operations
(In thousands)
Cash paid, net of cash acquired	$59,788
Seller notes	1,574
Contingent payments	10,000
Total consideration	$71,362

Estimated fair value of net tangible assets acquired:
Total current assets	$1,433
Total non-current assets	7,619
Total liabilities	(9,943)
Net tangible assets acquired	(891)
Customer and referral relationships	18,741
Non-compete agreements	972
Tradenames	4,871
Goodwill	74,470
Fair value of non-controlling interest (classified as redeemable non-controlling interest)	(26,801)
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

The following table details the revenue related to the various categories:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Revenue related to:	(In thousands)
Net patient revenue	$127,243	$116,710	$383,104	$344,444
Other revenue	889	753	2,479	2,523
Physical therapy operations	128,132	117,463	385,583	346,967
Industrial injury prevention services	19,486	20,155	58,082	58,660
Management contracts	2,389	1,984	6,336	6,335
	$150,007	$139,602	$450,001	$411,962

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

2.	Progressive Call Rights

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

Carrying Amounts of Redeemable Non-Controlling Interests

The following table details the changes in the carrying amount (fair value) of the Company’s redeemable non-controlling interest:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	(In thousands)
Beginning balance	$165,513	$151,400	$167,515	$155,262
Operating results allocated to redeemable non-controlling interest partners	1,976	2,037	7,616	7,220
Distributions to redeemable non-controlling interest partners	(2,405)	(3,038)	(8,742)	(7,770)
Changes in the fair value of redeemable non-controlling interest	2,242	196	4,988	193
Purchases of redeemable non-controlling interest	-	(5,574)	(8,821)	(15,170)
Acquired interest	6,465	2,552	10,358	7,498
Sales of redeemable non-controlling interest - temporary equity	954	143	3,879	2,331
Changes in notes receivable related to redeemable non-controlling interest - temporary equity	(48)	439	(2,096)	(1,409)
Ending balance	$174,697	$148,155	$174,697	$148,155

The following table categorizes the carrying amount (fair value) of the redeemable non-controlling interest:

	Nine Months Ended
	September 30, 2023	September 30, 2022
	(In thousands)
Contractual time period has lapsed but holder’s employment has not terminated	$75,026	$74,002
Contractual time period has not lapsed and holder’s employment has not terminated	99,671	74,153
Holder’s employment has terminated and contractual time period has expired	-	-
Holder’s employment has terminated and contractual time period has not expired	-	-
	$174,697	$148,155

6. GOODWILL

The changes in the carrying amount of goodwill consisted of the following:

	Nine Months Ended	Year Ended
	September 30, 2023	December 31, 2022
	(In thousands)
Beginning balance	$494,101	$434,679
Goodwill acquired	25,932	72,674
Goodwill adjustments for purchase price allocation of businesses acquired in prior year	2,874	(4,140)
Goodwill impairment	-	(9,112)
Ending balance	$522,907	$494,101

For the three and nine months ended September 30, 2023 and 2022, no triggering events or indicators were identified that would require impairment assessments as of such periods. During the year ended December 31, 2022, the Company recorded a charge for goodwill impairment of $9.1 million related to the IIP Acquisition in November 2021. The impairment was related to a change in the IIP Acquisition’s current and projected operating income as well as various market inputs based on current market conditions, including the higher interest rate environment.

7. INTANGIBLE ASSETS, NET

Intangible assets, net consisted of the following:

	September 30, 2023	December 31, 2022
	(In thousands)
Tradenames	$45,908	$43,373
Customer and referral relationships, net of accumulated amortization of $28,708 and $23,736, respectively (weighted average amortization period 13.0 years)	64,210	63,238
Non-compete agreements, net of accumulated amortization of $7,449 and $6,999 respectively (weighted average amortization period 6.0 years)	1,994	2,144
	$112,112	$108,755

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

The following table details the amount of amortization expense recorded for intangible assets for the three and nine months ended September 30, 2023, and 2022:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

Customer and referral relationships	$1,669	$1,404	$4,972	$4,415
Non-compete agreements	148	129	450	396
	$1,817	$1,533	$5,422	$4,811

Based on the balance of referral relationships and non-compete agreements as of September 30, 2023, the expected amount to be amortized in 2023 and thereafter by year is as follows:

Customer and Referral Relationships		Non-Compete Agreements
(In thousands)
Years	Annual Amount	Years	Annual Amount
Ending December 31,		Ending December 31,
2023 (excluding the nine months ended September 30, 2023)	$1,780	2023 (excluding the nine months ended September 30, 2023)	$159
2024	$6,983	2024	$607
2025	$6,839	2025	$541
2026	$6,371	2026	$401
2027	$6,207	2027	$234
Thereafter	$36,030	2028	$51

8. ACCRUED EXPENSES

Accrued expenses as of September 30, 2023, and December 31, 2022 consisted of the following:

	September 30, 2023	December 31, 2022
	(In thousands)
Salaries and related costs	$17,650	$22,912
Credit balances due to patients and payors	8,183	8,094
Group health insurance claims	2,671	1,666
Closure costs	223	243
Contingency payable	2,437	620
Interest payable	272	-
Other property taxes payable	494	-
Other	3,916	3,878
Total	$35,846	$37,413

9. BORROWINGS

Amounts outstanding under the Company’s Senior Credit Facilities (as defined below) and notes payable consisted of the following as of the dates indicated.

	September 30, 2023			December 31, 2022
	Principal Amount	Unamortized discount and debt issuance cost	Net Debt	Principal Amount	Unamortized discount and debt issuance cost	Net Debt
	(In thousands)
Term Facility	$145,313	$1,587	$143,726	$148,125	$1,861	$146,264
Revolving Facilitiy	-	-	-	31,000	-	31,000
Other	5,325	-	5,325	6,430	-	6,430
Total debt	$150,638	$1,587	$149,051	$185,555	$1,861	$183,694
Less: Current portion of long-term debt	7,555	-	7,555	8,271	408	7,863
Long-term debt, net of current portion	$143,083	$1,587	$141,496	$177,284	$1,453	$175,831

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

As of September 30, 2023, $145.3 million was outstanding on the Term Facility while none was outstanding under the Revolving Facility resulting in $175.0 million of credit availability. As of September 30, 2023, the Company was in compliance with all of the covenants contained in the Credit Agreement.

The average effective interest rate, net of savings under the interest rate swap discussed in Note 10, Derivative Instruments, for borrowings under the Senior Credit Facilities was 5.6% and 5.7% in the three and nine months ended September 30, 2023, respectively.

Notes Payable Related to Acquisitions

The Company generally enters into various notes payable as a means of financing a portion of its acquisitions and purchasing of non-controlling interests. Notes payable related to acquisitions amounted to a balance of $5.3 million as of September 30, 2023. In conjunction with acquisitions in the nine months ended September 30, 2023, the Company entered into notes payable in the aggregate amount of $1.8 million. Aggregate principal payments of $2.9 million related to these notes payable were paid in the nine months ended September 30, 2023. Of this balance, $1.6 million is due later in 2023, $2.4 million is due in 2024 and $1.3 million is due in 2025. Interest accrues in the range of 3.25% to 8.0% per annum and is payable with each principal installment.

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

The Company designated its interest rate swap as a cash flow hedge and structured it to be highly effective. Consequently, unrealized gains and losses related to the fair value of the interest rate swap are recorded to accumulated other comprehensive income, net of tax.The impact of the Company’s derivative instruments on the accompanying Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2023 are presented in the table below:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	(In thousands)
Net income	$12,222	$12,821	$38,513	$40,059
Other comprehensive loss
Unrealized gain on cash flow hedge	1,276	6,473	2,340	5,942
Tax effect at statutory rate (federal and state)	(326)	(1,654)	(598)	(1,518)
Comprehensive income	$13,172	$17,640	$40,255	$44,483

The valuations of the Company’s interest rate derivatives are measured as the present value of all expected future cash flows based on SOFR-based yield curves. The present value calculation uses discount rates that have been adjusted to reflect the credit quality of the Company and its counterparty which is a Level 2 fair value measurement.

The fair value of the interest rate swap on September 30, 2023, was $7.7 million, of which $3.5 million has been included within Other current assets and $4.2 million has been included in Other assets, in the accompanying unaudited consolidated balance sheet. The fair value of the interest rate swap on December 31, 2022, was $5.4 million, of which $2.9 million was included in Other current assets and $2.5 million was included in Other assets in the accompanying audited consolidated balance sheet.

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

The components of lease expense were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	(In thousands)
Operating lease cost	$9,725	$8,870	$28,500	$25,974
Short-term lease cost	292	210	851	790
Variable lease cost	2,281	1,913	6,785	5,839
Total lease cost *	$12,298	$10,993	$36,136	$32,603

*Sublease income was immaterial.

Lease cost is reflected in the consolidated statement of net income in the line item – rent, supplies, contract labor and other.

Supplemental information related to leases was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	(In thousands)

Cash paid for amounts included in the measurement of operating lease liabilities	$10,007	$9,139	$29,418	$26,697

Right-of-use assets obtained in exchange for new operating lease liabilities	$10,188	$8,011	$26,407	$29,618

The aggregate future lease payments for operating leases as of September 30, 2023 were as follows:

Fiscal Year	Amount
(In thousands)
2023 (excluding the nine months ended September 30, 2023)	$9,946
2024	36,216
2025	28,184
2026	20,552
2027 and therafter	24,877
Total lease payments	$119,775
Less: imputed interest	8,445
Total operating lease liabilities	$111,330

Average lease terms and discount rates were as follows:

The weighted-average remaining operating lease term was 3.9 years and 4.2 years as of September 30, 2023 and September 30, 2022, respectively, while the average discount rate for operating leases was 3.8% and 2.7% over the same periods, respectively.

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

The following table summarizes selected financial data for the Company’s reportable segments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)		(In thousands)
Net revenue:
Physical therapy operations	$130,521	$119,447	$391,919	$353,302
Industrial injury prevention services	19,486	20,155	58,082	58,660
Total Company	$150,007	$139,602	$450,001	$411,962

Gross profit:
Physical therapy operations	$23,505	$22,379	$78,815	$71,513
Industrial injury prevention services	4,424	4,405	12,178	12,680
Total Company	$27,929	$26,784	$90,993	$84,193

Total Assets:
Physical therapy operations			$534,848	$432,683
Industrial injury prevention services			475,338	367,025
Total Company			$1,010,186	$799,708

13. INVESTMENT IN UNCONSOLIDATED AFFILIATE

Through one of its subsidiaries, the Company has a 49% joint venture interest in a company which provides physical therapy services for patients at hospitals. Since the Company is deemed to not have a controlling interest in the company, the Company’s investment is accounted for using the equity method of accounting. The investment balance of this joint venture as of September 30, 2023, is $12.3 million and the earnings amounted to $0.2 million and $0.8 million for the three and nine months ended September 30, 2023, respectively.

14. SUBSEQUENT EVENTS

The Company’s Board of Directors declared a quarterly dividend of $0.43 per share payable on December 8, 2023, to shareholders of record on November 16, 2023.

On October 31, 2023, the Company, through one of its IIP subsidiaries, acquired an IIP services and ergonomics software business for approximately $4.0 million.  The Company’s IIP subsidiary purchased all of the IIP services business and 55% of the ergonomics software business.

15. RECLASSIFICATION OF PRIOR PERIOD INFORMATION

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

Our reportable segments include the physical therapy operations segment and the IIP services segment. Our physical therapy operations consist of physical therapy and occupational therapy clinics that provide pre-and post-operative care and treatment for orthopedic-related disorders, sports-related injuries, preventive care, rehabilitation of injured workers and neurological injuries. Services provided by the IIP segment include onsite injury prevention and rehabilitation, performance optimization and ergonomic assessments.

During the nine months ended September 30, 2023 (“2023 Nine Months”) and for the year ended December 31, 2022, we completed the acquisitions of the following physical therapy practices.

Acquisition	Date	% Interest Acquired	Number of Clinics
September 2023 Acquisition 1	September 29, 2023	70%	4
September 2023 Acquisition 2	September 29, 2023	70%	1
July 2023 Acquisition	July 31, 2023	70%	7
May 2023 Acquisition	May 31, 2023	45%	4
February 2023 Acquisition	February 28, 2023	80%	1
November 2022 Acquisition	November 30, 2022	80%	13
October 2022 Acquisition	October 31, 2022	60%	14
September 2022 Acquisition	September 30, 2022	80%	2
August 2022 Acquisition	August 31, 2022	70%	6
March 2022 Acquisition	March 31, 2022	70%	6

On September 30, 2023, we operated 672 clinics in 42 states.  In addition to our ownership and operation of outpatient physical therapy clinics, we also manage physical therapy facilities for third parties, such as physicians and hospitals, with 42 third-party facilities under management as of September 30, 2023.

The following table provides a roll forward of our clinic count for the periods presented.

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Number of clinics, beginning of period	656	608	640	591
Additions (1)	19	8	40	33
Closed or sold	(3)	(2)	(8)	(10)
Number of clinics, end of period	672	614	672	614

(1)	Includes clinics added through acquisitions.

In May 2023, we completed a secondary public offering of common stock, in which we sold 1,916,667 shares. The shares were sold at a public offering price of $90.00 per share. Upon completion of the offering, we received net proceeds of approximately $163.6 million, after deducting an underwriting discount of $8.6 million and recognizing related fees and expenses of $0.2 million.  A portion of the net proceeds was used to repay the $35.0 million then outstanding under our credit facility while the remainder is expected to be used primarily to fund acquisitions.

Regulatory Changes

The following is a discussion of some of the significant healthcare regulatory changes that have affected our financial performance in the periods covered by this report or are likely to affect our financial performance and financial condition in the future. The information below should be read in conjunction with the more detailed discussion of regulations contained in our 2022 Annual Report.

Medicare Reimbursement

The Medicare program reimburses outpatient rehabilitation providers based on the Medicare Physician Fee Schedule (“MPFS”).

In 2021 the MPFS established by Centers for Medicare and Medicaid Services (“CMS”) resulted in an approximate 3.5% decrease in the reimbursement for the codes applicable to physical/occupational therapy services provided by our clinics, as compared to 2020. Since January 1, 2022, outpatient therapy services furnished in whole or part by a therapist assistant are paid at an amount equal to 85% of the payment amount otherwise applicable for the service.
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

In the 2023 MPFS Proposed Rule, CMS proposed a 4.5% reduction in the Physician Fee Schedule conversion factor. However, this reduction was later addressed in the Consolidated Appropriations Act, 2023 (“2023 Act”). The provisions of the 2023 Act increased the conversion factor by 2.5% for 2023 and by 1.25% for 2024, resulting in an overall reduction of approximately 2% in the 2023 Physician Fee Schedule conversion factor for 2023. In the 2024 MPFS Final Rule, CMS decreased the Physician Fee Schedule conversion factor by 3.39%, which is estimated to result in an approximately 3.5% reduction in reimbursement for the codes applicable to physical/occupational therapy services provided by our clinics, as compared to 2023, unless these reductions are otherwise mitigated by action of Congress.

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

Beginning in 2021, payments to individual therapists (Physical/Occupational Therapist in Private Practice) paid under the fee schedule may be subject to adjustment based on performance in the Merit Based Incentive Payment System (“MIPS”), which measures performance based on certain quality metrics, resource use, and meaningful use of electronic health records. Therapists eligible to participate in MIPS include only those therapists who are enrolled with Medicare as private practice providers and does not include therapists in facility-based providers, such as our clinics enrolled as certified rehabilitation agencies. Less than 3% of our therapist providers currently participate in MIPS. Under the MIPS requirements, a provider’s performance is assessed according to established performance standards each year and then is used to determine an adjustment factor that is applied to the professional’s payment for the corresponding payment year. The provider’s MIPS performance in 2019 determined the payment adjustment in 2021. For those therapist providers who actually participated in MIPS during 2019 and 2020, the resulting average payment adjustment in 2021 and 2022 was an increase of 1%.  The 2023 adjustment for those therapist providers who participated in MIPS during 2021 is expected to remain at an average increase of 1%.

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

The Bipartisan Budget Act of 2018 extended the targeted medical review indefinitely but reduces the threshold to $3,000 through December 31, 2027. For 2028, the threshold amount will be increased by the percentage increase in the Medicare Economic Index (“MEI”) for 2028 and in subsequent years the threshold amount will increase based on the corresponding percentage increase in the MEI for such subsequent year.

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

Given the history of frequent revisions to the Medicare program and its reimbursement rates and rules, we may not continue to receive reimbursement rates from Medicare that sufficiently compensate it for our services or, in some instances, cover our operating costs. Limits on reimbursement rates or the scope of services being reimbursed could have a material adverse effect on our revenue, financial condition and results of operations. Additionally, any delay or default by the federal or state governments in making Medicare and/or Medicaid reimbursement payments could materially and, adversely, affect our business, financial condition and results of operations.

Statutes, regulations, and payment rules governing the delivery of therapy services to Medicare beneficiaries are complex and subject to interpretation. We believe that we are in compliance, in all material respects, with all applicable laws and regulations and are not aware of any pending or threatened investigations involving allegations of potential wrongdoing that would have a material effect on our financial statements as of September 30, 2023. Compliance with such laws and regulations can be subject to future government review and interpretation, as well as significant regulatory action including fines, penalties, and exclusion from the Medicare program. For the nine months ended September 30, 2023, and 2022, respectively, net patient revenues from Medicare were approximately $128.5 million and $115.1 million, respectively.

RESULTS OF OPERATIONS

The defined terms, with their respective descriptions, used in the following discussions are listed below.

•	Mature clinics are clinics opened or acquired prior to January 1, 2022, and are still operating as of September 30, 2023.
•	Net rate per patient visit is net patient revenue related to our physical therapy operations divided by total number of patient visits (defined below) during the periods presented.
•	Patient visits is the number of unique patient visits during the periods presented.
•
Average visits per day per clinic is patient visits divided by the number of days in which normal business operations were conducted during the periods presented and further divided by the average number of clinics in operation during the periods presented.

•	2023 Third Quarter refers to the period three months ended September 30, 2023.
•	2022 Third Quarter refers to the period three months ended September 30, 2022.
•	2023 Nine Months refers to the period nine months ended September 30, 2023.
•	2022 Nine Months refers to the period nine months ended September 30, 2022.

Net income attributable to our shareholders, a Generally Accepted Accounting Principles (“GAAP”) measure, was $9.3 million for the 2023 Third Quarter compared to $9.6 million for the 2022 Third Quarter. In accordance with GAAP, the revaluation of non-controlling interest, net of taxes, is not included in net income but is charged directly to retained earnings; however, this change is included in the computation of earnings per share. Basic and diluted earnings per share attributable to our shareholders were $0.51 for the 2023 Third Quarter as compared to $0.72 for the 2022 Third Quarter. Net income attributable to our shareholders was $27.6 million for the 2023 Nine Months compared to $29.6 million for the 2022 Nine Months. Basic and diluted earnings per share attributable to our shareholders were $1.72 for the 2023 Nine Months as compared to $2.27 for the 2022 Nine Months.

The following table provides a calculation of earnings per share.

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	(In thousands, except per share data)
Computation of earnings per share - USPH shareholders:
Net income attributable to USPH shareholders	$9,254	$9,557	$27,583	$29,551
Charges to retained earnings:
Revaluation of redeemable non-controlling interest	(2,242)	(196)	(4,988)	(193)
Tax effect at statutory rate (federal and state)	573	50	1,274	49
	$7,585	$9,411	$23,869	$29,407

Earnings per share (basic and diluted)	$0.51	$0.72	$1.72	$2.27

Shares used in computation:
Basic and diluted earnings per share - weighted-average shares	14,987	13,001	13,918	12,979

Non-GAAP Measures

Adjusted EBITDA, a non-GAAP measure, is defined as net income attributable to USPH shareholders before interest income, interest expense, taxes, depreciation, amortization, change in fair value of contingent earn-out consideration, Relief Funds (see “2023 Nine Months Compared to 2022 Nine Months – Other Income and Expense” section below for definition), changes in revaluation of put-right liability, equity-based awards compensation expense, and related portions for non-controlling interests.

Operating Results, a non-GAAP measure, equals net income attributable to our shareholders less changes in revaluation of put-right liability, Relief Funds, changes in fair value of contingent earn-out consideration, and any allocations to non-controlling interests, all net of taxes. Operating Results per share also exclude the impact of the revaluation of redeemable non-controlling interest and the associated tax impact.

We use Adjusted EBITDA and Operating Results, which eliminate certain items described above that can be subject to volatility and unusual costs, as the principal measures to evaluate and monitor financial performance period over period.  We believe that Adjusted EBITDA and Operating Results are useful measures for investors to use in comparing our period-to-period results as well as for comparing with other similar businesses since most do not have redeemable instruments and therefore have different equity structures.

Adjusted EBITDA and Operating Results are not measures of financial performance under GAAP. Adjusted EBITDA and Operating Results should not be considered in isolation or as an alternative to, or substitute for, net income attributable to our shareholders presented in the consolidated financial statements.

The following tables reconcile net income attributable to our shareholders calculated in accordance with GAAP to Adjusted EBITDA and Operating Results as well as the detail of the basic and diluted earnings per share computation.

OPERATING RESULTS AND ADJUSTED EBITDA
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022*
	(In thousands, except per share data)
Adjusted EBITDA
Net income attributable to USPH shareholders	$9,254	$9,557	$27,583	$29,551
Adjustments:
Provision for income taxes	3,557	3,215	10,757	10,953
Depreciation and amortization	3,966	3,652	11,582	10,950
Interest expense, debt and other	2,101	2,013	7,293	3,540
Equity-based awards compensation expense	1,859	1,802	5,451	5,462
Change in revaluation of put-right liability	145	(785)	344	(771)
Change in fair value of contingent earn-out consideration	(187)	(2,000)	(197)	(2,000)
Interest income	(1,673)	-	(2,191)	-
Other (income) expense	(78)	(65)	(305)	(790)
Relief Funds	-	-	(467)	-
Allocation to non-controlling interests	(358)	(402)	(1,119)	(1,098)
Adjusted EBITDA (a non-GAAP measure)	$18,586	$16,987	58,731	55,797

Operating Results
Net income attributable to USPH shareholders	$9,254	$9,557	$27,583	$29,551
Adjustments:
Change in fair value of contingent earn-out consideration	(187)	(2,000)	(197)	(2,000)
Change in revaluation of put-right liability	145	(785)	344	(771)
Relief Funds	-	-	(467)	-
Allocation to non-controlling interest	-		33
Tax effect at statutory rate (federal and state)	11	711	73	708
Operating Results (a non-GAAP measure)	$9,223	$7,483	$27,369	$27,488

Operating Results per share (a non-GAAP measure)	$0.62	$0.58	$1.97	$2.12

Earnings per share
Computation of earnings per share - USPH shareholders:
Net income attributable to USPH shareholders	$9,254	$9,557	$27,583	$29,551
Charges to retained earnings:
Revaluation of redeemable non-controlling interest	(2,242)	(196)	(4,988)	(193)
Tax effect at statutory rate (federal and state)	573	50	1,274	49
	$7,585	$9,411	$23,869	$29,407

Earnings per share (basic and diluted)	$0.51	$0.72	$1.72	$2.27

Shares used in computation - basic and diluted	14,987	13,001	13,918	12,979

*	Revised to conform to current year presentation.

For the 2023 Third Quarter, Adjusted EBITDA, increased $1.6 million to $18.6 million from $17.0 million in the 2022 Third Quarter while Operating Results, increased $1.7 million to $9.2 million, or $0.62 per share, in the 2023 Third Quarter from $7.5 million, or $0.58 per share, in the 2022 Third Quarter.  The increase in both Adjusted EBITDA and Operating Results was primarily associated with clinic additions since the comparable prior year period.

For the 2023 Nine Months, Adjusted EBITDA, a non-GAAP measure, was $58.7 million, an increase of $2.9 million, from $55.8 million for the 2022 Nine Months. The increase in Adjusted EBITDA was primarily associated with clinic additions since the comparable prior year period partially offset by higher corporate office costs. Operating Results, also a non-GAAP measure, was $27.4 million, or $1.97 per share, in the 2023 Nine Months as compared to $27.5 million, or $2.12 per share, in the 2022 Nine Months.

2023 Third Quarter Compared to 2022 Third Quarter Results

Our reportable segments include the physical therapy operations segment and the IIP segment. Also included in the physical therapy operations segment are revenues from management contract services and other services which include services we provide on-site, such as athletic trainers for schools.  The following table summarizes financial data by segment for the periods indicated and reconciles the data to our consolidated financial statements:

	Three Months Ended September 30,
	2023	2022
	(In thousands)
Net revenue:
Physical therapy operations	$130,521	$119,447
Industrial injury prevention services	19,486	20,155
Total Company	$150,007	$139,602

Gross profit:
Physical therapy operations	$23,505	$22,379
Industrial injury prevention services	4,424	4,405
Total Company	$27,929	$26,784

Total Assets:
Physical therapy operations	$534,848	$432,683
Industrial injury prevention services	475,338	367,025
Total Company	$1,010,186	$799,708

Net Revenue

Total net revenue for 2023 Third Quarter was $150.0 million, an increase of 7.5%, compared to $139.6 million for the 2022 Third Quarter.  The following table provides a breakdown of total net revenue.

	Three Months Ended September 30,		Variance
	2023	2022	$	%
	(In thousands, except percentages)
Revenue related to:
Mature Clinics (1)	$111,943	$111,598	$345	0.3%
2023 clinic additions	3,598	-	3,598	* (2)
2022 clinic additions	11,674	3,899	7,775	* (2)
Clinics sold or closed (3)	28	1,213	(1,185)	* (2)
Net patient revenue from physical therapy operations	127,243	116,710	10,533	9.0%
Other revenue	889	753	136	18.1%
Physical therapy operations	128,132	117,463	10,669	9.1%
Industrial injury prevention services	19,486	20,155	(669)	(3.3)%
Management contracts	2,389	1,984	405	20.4%
	$150,007	$139,602	$10,405	7.5%

(1)	See above for defined terms.
(2)	Not meaningful.
(3)	Revenue from closed clinics includes revenue from the eight and 16 clinics closed or sold during the nine months ended September 30, 2023 and the year ended December 31, 2022, respectively.

Revenue from physical therapy operations increased $10.7 million, or 9.1%, to $128.1 million for the 2023 Third Quarter from $117.5 million for the 2022 Third Quarter. The increase was primarily due to an increase in the number of patient visits per day to 29.7 in the 2023 Third Quarter, a record-high average patient visits for a third quarter in our history, as compared to 28.8 for the 2022 Third Quarter, and an increase in volume from the 58 net new clinics added since the comparable prior year period, partially offset by a decrease in net rate per patient visit. The number of patient visits increased 10.8% to 1,242,954 for the 2023 Third Quarter from 1,122,070 in the 2022 Third Quarter, with visits at mature clinics up 1.3% over the same periods.

Net rate per patient visit was $102.37 in the 2023 Third Quarter as compared to $104.01 in the 2022 Third Quarter.  The decrease in net rate was due to the combined Medicare rate reductions in 2022 and 2023.  All other payor categories, including commercial and workers compensation, increased as compared to the prior year.  Net rate per patient visit increased sequentially in the 2023 Third Quarter from the net rate of $102.03 in the three months ended June 30, 2023.

IIP revenue decreased $0.7 million, or 3.3%, to $19.5 million for the 2023 Third Quarter as compared to $20.2 million for the 2022 Third Quarter.

Operating Costs

Operating costs were $122.1 million for the 2023 Third Quarter, or 81.4% of net revenue, compared to $112.8 million, or 80.8% of net revenue, for the 2022 Third Quarter. The following table provides a breakdown of operating costs.

	Three Months Ended September 30,		Variance
	2023	2022	$	%
Operating costs related to:	(In thousands, except percentages)
Mature Clinics (1)	$91,822	$90,811	$1,011	1.1%
2023 Clinic additions	3,395	-	3,395	* (2)
2022 Clinic additions	9,665	3,482	6,183	* (2)
Clinics sold or closed (3)	137	1,238	(1,101)	* (2)
Physical therapy operations	105,019	95,531	9,488	9.9%
Industrial injury prevention services	15,062	15,750	(688)	(4.4)%
Management contracts	1,997	1,537	460	29.9%
	$122,078	$112,818	$9,260	8.2%

(1)	See above for defined terms.
(2)	Not meaningful.
(3)	Operating costs from closed clinics include costs from the eight and 16 clinics closed or sold during the nine months ended September 30, 2023 and the year ended December 31, 2022, respectively.

Operating costs from physical therapy operations increased $9.5 million, or 9.9%, to $105.0 million in the 2023 Third Quarter from $95.5 million in the 2022 Third Quarter primarily driven by costs associated with the 58 net new clinics since the comparable prior year period as well as increased patient visits at mature clinics. On a cost per patient visit basis, total physical therapy operating costs were $84.49 in the 2023 Third Quarter, a decrease of 0.8% from $85.14 in the 2022 Third Quarter.

Operating costs from the IIP segment were down $0.7 million, or 4.4%, versus the comparable prior year period.

Salaries and Related Costs

Salaries and related costs were $89.8 million or 59.9% of net revenue for the 2023 Third Quarter versus $81.8 million or 58.6% for the 2022 Third Quarter. Salaries and related costs for physical therapy operations were $75.3 million as compared to $68.4 million in the 2022 Third Quarter and 58.8% of physical therapy operations revenue in the 2023 Third Quarter and 58.3% in the 2022 Third Quarter. On a cost per patient visit basis, physical therapy salaries and related costs per visit were $60.35 in the 2023 Third Quarter, a decrease of 1.0% from $60.99 in the 2022 Third Quarter. Salaries and related costs for the IIP business were $12.9 million in the 2023 Third Quarter, or 66.1% of IIP revenue, as compared to $12.1 million in the 2022 Third Quarter, or 59.9% of IIP revenue.

Rent, Supplies, Contract Labor and Other

Rent, supplies, contract labor and other costs as a percentage of total revenue were $30.7 million or 20.5% for the 2023 Third Quarter versus $29.7 million or 21.3% for the 2022 Third Quarter. Rent, supplies, contract labor and other costs for physical therapy operations were $28.2 million in the 2023 Third Quarter, or 22.0% of physical therapy operations revenue, as compared to $25.7 million in the 2022 Third Quarter, or 21.9% of physical therapy operations revenue. Rent, supplies, contract labor and other costs for the IIP services business were $2.2 million in the 2023 Third Quarter, or 11.2% of IIP revenue, as compared to $3.7 million in the 2022 Third Quarter, or 18.6% of net IIP revenue.

Provision for Credit Losses

The provision for credit losses as a percentage of net revenue were 1.0% in both the 2023 Third Quarter and the 2022 Third Quarter.  Our allowance for credit losses for patient accounts receivable as a percentage of total patient accounts receivable was 4.7% on September 30, 2023, as compared to 5.4% on December 31, 2022. Our days’ sales outstanding were  31 days on both September 30, 2023, and December 31, 2022.

Gross Profit

Gross profit for the 2023 Third Quarter increased $1.1 million, or 4.3%, to $27.9 million from $26.8 million for the 2022 Third Quarter. Gross profit margin decreased to 18.6% in the 2023 Third Quarter from 19.2% in the 2022 Third Quarter. The following table provides a detailed breakdown of gross profit and related gross profit margins.

	Three Months Ended September 30,
	2023		2022		Variance
	$	Margin %	$	Margin %	$	%
	(In thousands, except percentages)
Physical therapy operations	$23,113	18.0%	$21,932	18.7%	$1,181	5.4%
Industrial injury prevention services	4,424	22.7%	4,405	21.9%	19	0.4%
Management contracts	392	16.4%	447	22.5%	(55)	(12.3)%
Gross profit	$27,929	18.6%	$26,784	19.2%	$1,145	4.3%

Corporate Office Costs

Corporate office costs were $12.0 million, or 8.0% of net revenue, for the 2023 Third Quarter compared to $11.9 million, or 8.5% of net revenue, for the 2022 Third Quarter.

Operating Income

Operating income for the 2023 Third Quarter was $15.9 million, or 10.6% of net revenue, and $14.9 million, or 10.7% of net revenue, for the 2022 Third Quarter.

Other Income and Expense

Total other (expense) income, net, was ($0.1) million in the 2023 Third Quarter compared to $1.1 million in the 2022 Third Quarter.

•
Interest expense, net of $0.9 million savings from the interest rate swap arrangement discussed in the “Liquidity and Capital Resources – Interest Rate Swap” section below, was $2.1 million for the 2023 Third Quarter compared to $2.0 million in the 2022 Third Quarter. The interest rate on the Company’s credit facilities, net of the savings from the interest rate swap, was 4.9% for the 2023 Third Quarter, with an all-in effective interest rate, including all associated costs, of 5.6%.

•
Interest income from investing excess cash (proceeds from the secondary offering sale of our stock completed in May 2023) in a high-yield savings account was $1.7 million during the 2023 Third Quarter.

•
We revalued contingent earn-out consideration related to acquisitions and recognized $0.2 million as income (a reduction in the related liability) in the 2023 Third Quarter compared to $2.0 million in the 2022 Third Quarter.

•
The revaluation of a put-right liability resulted in $0.1 million of expense (an increase in the related liability) for the 2023 Third Quarter compared to $0.8 million of income for the 2022 Third Quarter. The put-right, which expires in November 2026, relates to the potential future purchase of a company that provides physical therapy and rehabilitation services to hospitals and other ancillary providers in a distinct market area.

Provision for Income Taxes

The provision for income taxes was $3.6 million in the 2023 Third Quarter compared to $3.2 million during the 2022 Third Quarter. The provision for income taxes as a percentage of income before taxes less net income attributable to non-controlling interest (effective tax rate) was 27.8% for the 2023 Third Quarter and 25.2% for the 2022 Third Quarter. A computation of our effective income tax rate is as follows.

	Three Months Ended September 30,
	2023	2022
	(In thousands, except percentages)
Income before taxes	$15,779	$16,036

Less: Net income attributable to non-controlling interest:
Redeemable non-controlling interest - temporary equity	(1,976)	(2,037)
Non-controlling interest - permanent equity	(992)	(1,227)
	$(2,968)	$(3,264)

Income before taxes less net income attributable to non-controlling interest	$12,811	$12,772

Provision for income taxes	$3,557	$3,215

Effective income tax rate	27.8%	25.2%

Net Income Attributable to Non-controlling Interest

Net income attributable to non-controlling interest (temporary and permanent) was $3.0 million in the 2023 Third Quarter compared to $3.3 million in the 2022 Third Quarter.

2023 Nine Months Compared to 2022 Nine Months Results.

Our reportable segments in the 2023 Nine Months include the physical therapy operations segment and the IIP segment. Also included in the physical therapy operations segment are revenues from management contract services and other services which include services we provide on-site, such as athletic trainers for schools.  The following table summarizes financial data by segment for the periods indicated and reconciles the data to our consolidated financial statements:

	Nine Months Ended September 30,
	2023	2022
	(In thousands)
Net revenue:
Physical therapy operations	$391,919	$353,302
Industrial injury prevention services	58,082	58,660
Total Company	$450,001	$411,962

Gross profit:
Physical therapy operations	$78,815	$71,513
Industrial injury prevention services	12,178	12,680
Total Company	$90,993	$84,193

Total Assets:
Physical therapy operations	$534,848	$432,683
Industrial injury prevention services	475,338	367,025
Total Company	$1,010,186	$799,708

Net Revenue

Total net revenue for the 2023 Nine Months was $450.0 million, an increase of 9.2%, compared to $412.0 million for the 2022 Nine Months.  The table below provides a breakdown of total net revenue.

	Nine Months Ended September 30,		Variance
	2023	2022	$	%
Revenue related to:	(In thousands, except percentages)
Mature Clinics (1)	$340,830	$332,629	$8,201	2.5%
2023 clinic additions	5,888	-	5,888	* (2)
2022 clinic additions	35,965	7,294	28,671	* (2)
Clinics sold or closed (3)	421	4,521	(4,100)	* (2)
Net patient revenue from physical therapy operations	383,104	344,444	38,660	11.2%
Other revenue	2,479	2,523	(44)	(1.7)%
Physical therapy operations	385,583	346,967	38,616	11.1%
Industrial injury prevention services	58,082	58,660	(578)	(1.0)%
Management contracts	6,336	6,335	1	0.0%
	$450,001	$411,962	$38,039	9.2%

(1)	See defined terms above.
(2)	Not meaningful.
(3)	Revenue from closed clinics includes revenue from the eight and 16 clinics closed or sold during the nine months ended September 30, 2023 and the year ended December 31, 2022, respectively.

Revenue from physical therapy operations increased $38.6 million, or 11.1%, to $385.6 million for the 2023 Nine Months from $347.0 million for the 2022 Nine Months primarily due to higher average visits per clinic per day (30.0 for the 2023 Nine Months versus 28.7 for the 2022 Nine Months) and an increase in volume from the 58 net new clinics added since the comparable prior year period, partially offset by a decrease in net rate per visit. The number of patient visits increased 12.2% to 3,737,584 for the 2023 Nine Months from 3,331,143 for the 2022 Nine Months, with patient visits at our mature clinics up 3.2% over the same periods.

Net rate per patient visit decreased to $102.50 in the 2023 Nine Months from $103.40 in the 2022 Nine Months due to the combined Medicare rate reductions in 2022 and 2023, including the discontinuation of sequestration relief on Medicare visits effective in July 2022.

Revenue from IIP decreased slightly to $58.1 million for the 2023 Nine Months as compared to $58.7 million for the 2022 Nine Months.

Operating Costs

Operating costs were $359.0 million for the 2023 Nine Months, or 79.8% of net revenue, compared to $327.8 million, or 79.6% of net revenue, for the 2022 Nine Months.

	Nine Months Ended September 30,		Variance
	2023	2022	$	%
Operating costs related to:	(In thousands, except percentages)
Mature Clinics (1)	$273,031	$266,324	$6,707	2.5%
2023 Clinic additions	5,701	-	5,701	* (2)
2022 Clinic additions	28,175	6,597	21,578	* (2)
Clinics sold or closed (3)	880	3,877	(2,997)	* (2)
Physical therapy operations	307,787	276,798	30,989	11.2%
Industrial injury prevention services	45,904	45,980	(76)	(0.2)%
Management contracts	5,317	4,991	326	6.5%
	$359,008	$327,769	$31,239	9.5%

(1)	See Glossary of Terms - Revenue Metrics for the definition.
(2)	Not meaningful.
(3)	Operating costs from closed clinics include costs from the eight and 16 clinics closed or sold during the nine months ended September 30, 2023 and the year ended December 31, 2022, respectively

Physical therapy operating costs increased $31.0 million, or 11.2%, to $307.8 million in the 2023 Nine Months from $276.8 million in the 2022 Nine Months primarily driven by costs associated with the 58 net new clinics added since the comparable prior year period as well as the 3.2% increase in patient visits at mature clinics. On a cost per patient visit basis, physical therapy operating costs were $82.35 for the 2023 Nine Months, a decrease of 0.9% from $83.09 for the 2022 Nine Months.

Operating costs from IIP decreased slightly to $45.9 million during the 2023 Nine Months from $46.0 million during the 2022 Nine Months.

Salaries and Related Costs

Salaries and related costs were $262.8 million or 58.4% of net revenue for the 2023 Nine Months versus $236.9 million or 57.5% of net revenue for the 2022 Nine Months. Salaries and related costs for physical therapy operations were $220.6 million in the 2023 Nine Months, or 57.2% of physical therapy operations revenue, as compared to $197.7 million in the 2022 Nine Months, or 57.0% of physical therapy operations revenue. On a cost per patient visit basis, physical therapy salaries and related costs per visit were $59.01 for the 2023 Nine Months, a decrease of $0.6% from $59.34 for the 2022 Nine Months. Salaries and related costs for our IIP business was $37.5 million in the 2023 Nine Months, or 64.6% of IIP revenue, as compared to $34.8 million in the 2022 Nine Months, or 59.3% of IIP revenue.

Rent, Supplies, Contract Labor and Other

Rent, supplies, contract labor and other costs as a percentage of total revenue were $91.7 million or 20.4% for the 2023 Nine Months versus $86.7 million or 21.0% for the 2022 Nine Months. Rent, supplies, contract labor and other costs for physical therapy operations were $82.4 million in the 2023 Nine Months, or 21.4% of physical therapy operations revenue, as compared to $75.0 million in the 2022 Nine Months, or 21.6% of physical therapy operations revenue. Rent, supplies, contract labor and other costs for the IIP business were $8.4 million in the 2023 Nine Months, or 14.5% of IIPrevenue, as compared to $11.1 million in the 2022 Nine Months, or 18.9% of net IIP revenue.

Provision for Credit Losses

The provision for credit losses as a percentage of total revenue was 1.0% in both the 2023 Nine Months and the 2022 Nine Months.

Gross Profit

Gross profit increased $6.8 million, or 8.1%, to $91.0 million for the 2023 Nine Months from $84.2 million for the 2022 Nine Months. Gross profit margin decreased slightly to 20.2% in the 2023 Nine Months from 20.4% in the 2022 Nine Months. The following table provides a detailed breakdown of gross profit and related gross profit margins.

	Nine Months Ended September 30,
	2023		2022		Variance
	$	Margin %	$	Margin %	$	%
	(In thousands, except percentages)
Physical therapy operations	$77,796	20.2%	$70,169	20.2%	$7,627	10.9%
Industrial injury prevention services	12,178	21.0%	12,680	21.6%	(502)	(4.0)%
Management contracts	1,019	16.1%	1,344	21.2%	(325)	(24.2)%
Gross profit	$90,993	20.2%	$84,193	20.4%	$6,800	8.1%

Corporate Office Cost

Corporate office costs were $38.1 million, or 8.5% of net revenue, for the 2023 Nine Months compared to $34.2 million, or 8.3% of net revenue, for the 2022 Nine Months. The increase of $3.9 million, or 11.3%, in corporate office costs was primarily due to higher salaries related to merit increases, staff additions to support a larger number of clinics and inflationary and related impacts.

Operating Income

Operating income increased 5.9%, to $52.9 million, or 11.8% of net revenues, for the 2023 Nine Months from $50.0 million, or 12.1% of net revenues, in the 2022 Nine Months.

Other Income and Expense

Total other (expense) income was ($3.7) million during the 2023 Nine Months compared to $1.0 million during the 2022 Nine Months.

•
Interest expense, net of $2.3 million savings from the interest rate swap arrangement discussed in the “Balance Sheet and Cash Flow” section below, was $7.3 million for the 2023 Nine Months compared to $3.5 million in the 2022 Nine Months. The increase in interest expense was primarily due to a higher effective interest rate and increased borrowings to fund acquisitions. The effective interest rate on the Company’s credit facilities, net of the savings from the interest rate swap, was 5.1% for the 2023 Nine Months, with an all-in interest rate, including all associated costs, of 5.7%.

•	Interest income from investing excess cash (proceeds from the secondary offering sale of our stock completed in May 2023) in high-yield savings account was $2.2 million during the 2023 Nine Months.
•
We revalued contingent earn-out consideration related to acquisitions and recognized $0.2 million as income (a reduction in the related liability) in the 2023 Nine Months compared to $2.0 million in the 2022 Nine Months.

•
The revaluation of a put-right liability resulted in $0.3 million of expense (an increase in the related liability) for the 2023 Nine Months compared to $0.8 million of income (a decrease in the related liability) for the 2022 Nine Months. The put-right, which expires in November 2026, relates to the potential future purchase of a company that provides physical therapy and rehabilitation services to hospitals and other ancillary providers in a distinct market area.

•
During the 2023 Nine Months, we recognized $0.5 million of income received under the Coronavirus Aid, Relief and Economic Security Act (“Relief Funds”). The Relief Funds were received in prior years but were subject to certain compliance requirements which were met in the first quarter of 2023. We do not expect to receive or recognize any future Relief Funds. No such income was recognized in the 2022 Nine Months.

Through a subsidiary, we have a 49% joint venture interest in a company that provides physical therapy services for patients at hospitals. Since we are deemed to not have a controlling interest in the joint venture, our investment is accounted for using the equity method of accounting. The investment balance of this joint venture as of September 30, 2023, is $12.3 million. Equity in earnings of this unconsolidated affiliate was $0.8 million and $1.0 million in the 2023 Nine Months and the 2022 Nine Months, respectively.

Provision for Income Taxes

The provision for income taxes was $10.8 million for the 2023 Nine Months compared to $11.0 million for the 2022 Nine Months. The provision for income taxes as a percentage of income before taxes less net income attributable to non-controlling interest (effective tax rate) was 28.1% for the 2023 Nine Months and 27.0% for the 2022 Nine Months. computation of our effective income tax rate is as follows:

	Nine Months Ended September 30,
	2023	2022
	(In thousands, except percentages)
Income before taxes	$49,270	$51,011

Less: net income attributable to non-controlling interest:
Redeemable non-controlling interest - temporary equity	(7,616)	(7,220)
Non-controlling interest - permanent equity	(3,314)	(3,288)
	$(10,930)	$(10,508)

Income before taxes less net income attributable to non-controlling interest	$38,340	$40,503

Provision for income taxes	$10,757	$10,952

Percentage	28.1%	27.0%

Net Income Attributable to Non-controlling Interest

Net income attributable to non-controlling interest (temporary and permanent) was $10.9 million for the 2023 Nine Months and $10.5 million for the 2022 Nine Months.

LIQUIDITY AND CAPITAL RESOURCES

We believe that our business has sufficient cash to allow us to meet our short-term cash requirements. On September 30, 2023, and December 31, 2022, we had $147.7 million and $31.6 million, respectively, in cash and cash equivalents. Additionally, we had $145.3 million of outstanding borrowings and $175.0 million in available credit under our revolving credit facilities as of September 30, 2023 compared to $179.1 million of outstanding borrowings and $144.0 million in available credit under our Revolving Credit Facilities as of December 31, 2022.

As discussed above, in May 2023 we completed a secondary offering of our common stock resulting in net proceeds of $163.6 million, after deducting the underwriting discount and certain offering expenses. A portion of the net proceeds was used to repay the $35.0 million then outstanding under our Revolving Credit Facility while the remainder is expected to be used primarily for acquisitions. The Company’s cash is currently invested in a high-yield savings account which generated interest income of approximately $1.7 million and $2.2 million in the three and nine months ended September 30, 2023, respectively.

We believe that our cash and cash equivalents and availability under our Credit Facilities are sufficient to fund the working capital needs of our operating subsidiaries through at least September 30, 2024.

Historically, we have generated sufficient cash from operations to fund our development activities and to cover operational needs. We plan to continue developing new clinics and making additional acquisitions. We have, from time to time, purchased the non-controlling interests of limited partners in our existing partnerships. We may purchase additional non-controlling interests in the future.  Generally, any acquisition or purchase of non-controlling interests is expected to be accomplished using our cash, financing, or a combination of the two.

We make reasonable and appropriate efforts to collect accounts receivable, including applicable deductible and co-payment amounts. Claims are submitted to payors daily, weekly or monthly in accordance with our policy or payor’s requirements. When possible, we submit our claims electronically. The collection process is time consuming and typically involves the submission of claims to multiple payors whose payment of claims may be dependent upon the payment of another payor. Claims under litigation and vehicular incidents can take a year or longer to collect. Medicare and other payor claims relating to new clinics awaiting CMS approval initially may not be submitted for six months or more. When all reasonable internal collection efforts have been exhausted, accounts are written off prior to sending them to outside collection firms. With managed care, commercial health plans and self-pay payor type receivables, the write-off generally occurs after the account receivable has been outstanding for 120 days or longer.  As of September 30, 2023, we have accrued $8.0 million related to credit balances, a portion of which is due to patients and payors.  The credit balances are expected to be resolved or paid in the next twelve months.

Cash Flow

A summary of our operating, investing and financing activities is discussed below.

During the 2023 Nine Months, $55.1 million of cash was provided by operating activities, $36.6 million was used in investing activities, and $97.5 million was provided by financing activities. The major uses of cash for investing activities included: purchase of majority interest in businesses ($23.0 million), purchase of non-controlling interests from existing partners ($8.1 million) and purchase of fixed assets ($7.1 million), while cash provided by financing activities included: proceeds from the secondary offering discussed above ($163.6 million) offset by net payments of borrowings under our credit facilities ($33.8 million), dividends paid to shareholders ($17.7 million), and distributions to non-controlling interests ($11.8 million).

Senior Credit Facilities

On December 5, 2013, we entered into an Amended and Restated Credit Agreement with a commitment for a $125.0 million revolving credit facility. This agreement was amended and/or restated in August 2015, January 2016, March 2017, November 2017, and January 2021. On June 17, 2022, we entered into the Third Amended and Restated Credit Agreement (the “Credit Agreement”) among Bank of America, N.A., as administrative agent (“Administrative Agent”) and the lenders from time-to-time party thereto.

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

 The interest rates per annum applicable to the Senior Credit Facilities (other than in respect of Swingline Loans) will be Term SOFR as defined in the agreement plus an applicable margin or, at our option, an alternate base rate plus an applicable margin. The interest rate for the 2023 Nine Months on our Senior Credit Facilities, net of the savings from the interest rate swap described below, was 5.1%, with an all-interest rate, including all associated costs, of 5.7%.  Interest is payable at the end of the selected interest period but no less frequently than quarterly and on the date of maturity.

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

As of September 30, 2023, $143.7 million, net of unamortized debt issuance costs of $1.6 million, was outstanding on the Term Facility while none was outstanding under the Revolving Facility resulting in $175.0 million of credit availability. As of September 30, 2023, we were in compliance with all of the covenants contained in the Credit Agreement. The average effective interest rate, net of the savings from interest rate swap discussed below, for borrowings under the Senior Credit Facility, inclusive of all associated costs, were 5.6% and 5.7% for the 2023 Third Quarter and 2023 Nine Months respectively.

Interest Rate Swap

In May 2022, we entered into an interest rate swap agreement, effective on June 30, 2022, with Bank of America, N.A, which became effective on June 30, 2022. It has a $150 million notional value adjusted concurrently with scheduled principal payments made on the term loan and has a maturity date of June 30, 2027. Beginning in July 2022, we receive 1-month SOFR, and pay a fixed rate of interest of 2.815% on 1-month SOFR on a quarterly basis. The total interest rate in any period also includes an applicable margin based on our consolidated leverage ratio. In connection with the swap, no cash was exchanged between us and the counterparty.

We designated our interest rate swap as a cash flow hedge and structured it to be highly effective. Consequently, unrealized gains and losses related to the fair value of the interest rate swap are recorded to accumulated other comprehensive income (loss), net of tax.

As of September 30, 2023, the fair value of the interest rate swap was $7.7 million, an increase of $1.7 million, net of a $0.6 million, income tax effect, as compared to December 31, 2022. The fair value of the interest rate swap is included in other assets (current and long term) in our consolidated balance sheet while the increase in fair value is presented as unrealized gain in our unaudited consolidated statements of comprehensive income. The interest rate swap arrangement has generated $2.3 million in interest savings since its inception. The average interest rate for the term facility, net of the savings from the swap, in each of the 2023 Third Quarter and 2023 Nine Months was 4.9%.

Notes Payable Related to Acquisitions

We generally enter into various notes payable as a means of financing our acquisitions. Our present outstanding notes payable primarily relate to the acquisitions of a business or acquisitions of majority interests in such businesses. At September 30, 2023, our remaining outstanding balance on these notes aggregated $5.3 million. $1.6 million of the outstanding notes payable are payable in 2023, $2.4 million is payable in 2024, and $1.3 million is payable in 2025. Notes are generally payable in equal annual installments of principal over two years plus any accrued and unpaid interest. Interest accrues at various interest rates ranging from 3.25% to 8.0% per annum.

On September 29, 2023, we acquired a 70% equity interest in a four-clinic physical therapy practice. The owner of the practice retained 30% of the equity interests. The purchase price for the 70% equity interest was approximately $6.0 million, of which $5.4 million was paid in cash, and $0.6 million was in the form of a note payable. The note accrues interest at 5.0% per annum and the principal and interest are payable in two installments. The first payment of principal and interest of $0.3 million is due on January 31, 2024, and the second installment of $0.3 million is due on September 30, 2025.

In a separate transaction, on September 29, 2023, we acquired a 70% equity interest in a single clinic physical therapy practice. The owner of the practice retained 30% of the equity interests. The purchase price for the 70% equity interest was approximately $7.8 million, of which $7.4 million was paid in cash and $0.4 million is a deferred payment due on June 30, 2025.

On July 31, 2023, we acquired a 70% equity interest in a five-clinic practice. The practice’s owners retained a 30% equity interest. The purchase price for the 70% equity interest was approximately $2.1 million, of which $1.8 million was paid in cash and $0.3 million is a deferred payment due on June 30, 2025.

On May 31, 2023, we and a local partner together acquired a 75% interest in a four-clinic physical therapy practice. After the transaction, our ownership interest is 45%, our local partner’s ownership interest is 30%, and the practice’s pre-acquisition owners have a 25% ownership interest. The purchase price for the 75% equity interest was approximately $3.1 million, of which $1.7 million was paid in cash by us, $1.1 million was paid in cash by the local partner, and $0.3 million was in the form of a note payable, (of which $0.2 million will be paid by us and $0.1 million will be paid by the local partner). The note will be paid on July 1, 2024. We guaranteed the full payment of $0.3 million on its due date.

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

On October 31, 2022, we acquired a 60% interest in a fourteen-clinic physical therapy practice. The practice’s owners retained 40% of the equity interests. The purchase price for the 60% equity interest was approximately $19.5 million, with a potential additional amount to be paid at a later date based on the performance of the business. This contingent consideration had a fair value of $8.1 million on September 30, 2023. The fair value of this contingent consideration will be adjusted quarterly based on certain criteria and market inputs. There is no maximum payout for this contingency.

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

Redeemable Non-Controlling Interest

Certain limited partnership agreements, as amended, provide that, upon the triggering events, we have a call right and the selling entity or individual has a put right for the purchase and sale of the limited partnership interest held by the partner. Once triggered, the put right and the call right do not expire, even upon an individual partner’s death, and contain no mandatory redemption feature. The purchase price of the partner’s limited partnership interest upon the exercise of either the put right or the call right is calculated per the terms of the respective agreements and classified as redeemable non-controlling interest (temporary equity) in our consolidated balance sheets. The fair value of the redeemable non-controlling interest at September 30, 2023 was $174.7 million.

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

Share Repurchase Program

In March 2009, the Board authorized the repurchase of up to 10% of our common stock (“March 2009 Authorization”). Our Credit Agreement permits share repurchases of up to $50.0 million in the aggregate, subject to compliance with certain covenants. We are required to retire shares purchased under the March 2009 Authorization.  There is no expiration date for the share repurchase program.

As of September 30, 2023, there are currently an additional estimated 163,523 shares (based on the closing price of $91.73 on September 30, 2023) that may be purchased from time to time in the open market or private transactions depending on price, availability and our cash position. We did not purchase any shares of our common stock during the three and nine months ended September 30, 2023, or during the year ended December 31, 2022.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We maintain an interest rate swap arrangement which is considered a derivative instrument. Our indebtedness as of September 30, 2023 was the outstanding balance of seller notes from our acquisitions of $5.3 million, and an outstanding balance on our term note related to the Credit Agreement of $145.3 million. We do not have a balance on the Revolving Facility as of September 30, 2023. The Revolving Credit Facility is subject to fluctuating interest rates. A 1% change in the interest rate would yield no additional interest expense on the facility because of the interest rate swap described above. See Liquidity and Capital Resources for more information.

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

There have been no material changes to our risk factors as previously disclosed in Item 1A contained in Part I of our Annual Report on Form 10-K for the year ended December 31, 2022 and filed with the SEC on February 28, 2023 and Quarterly Reports on Form 10-Q for the first quarter ended March 31, 2023 filed with the SEC on May 5, 2023, and the second quarter ended June 30, 2023 filed with the SEC on August 9, 2023.

ITEM 5.	OTHER INFORMATION.

Rule 105b-1 Trading Plans

The Company’s directors and executive officers do not currently have 10b5-1plans. During the three and nine months ended September 30, 2023, none of our directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

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

U.S. PHYSICAL THERAPY, INC.

Date: November 8, 2023	By:	/s/ Carey Hendrickson
Carey Hendrickson
Chief Financial Officer
(Principal financial and accounting officer)