Form 10-K
period 2023-12-31
U S PHYSICAL THERAPY INC /NV
filed 2024-02-29
CIK 885978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

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

The aggregate market value of the shares of the registrant’s common stock held by non-affiliates of the registrant at June 30, 2023 was $1.1 billion based on the closing sale price reported on the NYSE for the registrant’s common stock on June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter. For purposes of this computation, all executive officers, directors and 5% or greater beneficial owners of the registrant were deemed to be affiliates. Such determination should not be deemed an admission that such executive officers, directors and beneficial owners are, in fact, affiliates of the registrant.

As of  February 29, 2024, the number of shares outstanding of the registrant’s common stock, par value $.01 per share, was: 15,068,426.

DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT	PART OF FORM 10-K

Portions of Definitive Proxy Statement for the 2024 Annual Meeting of Shareholders	Part III

FORWARD-LOOKING STATEMENTS

We make statements in this report that are considered forward-looking statements within the meaning given such term under Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements contain forward-looking information relating to the financial condition, results of operations, plans, objectives, future performance and business of our Company. These statements (often using words such as “believes”, “expects”, “intends”, “plans”, “appear”, “should” and similar words) involve risks and uncertainties that could cause actual results to differ materially from those we project. Included among such statements, but not limited to, are those relating to opening clinics, availability of personnel and the insurance reimbursement environment. The forward-looking statements are based on our current views and assumptions, and actual results could differ materially from those anticipated in such forward-looking statements as a result of certain risks, uncertainties, and factors, which include, but are not limited to:

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

•	the impact of future public health crises and epidemics/pandemics, such as was the case with the novel strain of COVID-19 and its variants;
•	one of our acquisition agreements contains a put-right related to a future purchase of a majority interest in a separate company;
•	the impact of future vaccinations and/or testing mandates at the federal, state and/or local level, which could have an adverse impact on staffing, revenue, costs and the results of operations;
•	our debt and financial obligations could adversely affect our financial condition, our ability to obtain future financing and our ability to operate our business;
•	changes as the result of government enacted national healthcare reform;
•	business and regulatory conditions including federal and state regulations;
•	governmental and other third party payor inspections, reviews, investigations and audits, which may result in sanctions or reputational harm and increased costs;
•	revenue and earnings expectations;
•	contingent consideration provisions in certain our acquisition agreements, the value of which may impact future financial results;
•	legal actions, which could subject us to increased operating costs and uninsured liabilities;
•	general economic conditions, including but not limited to inflationary and recessionary periods;
•
actual or perceived events involving banking volatility or limited liability, defaults or other adverse developments that affect the U.S or the international financial systems, may result in market wide liquidity problems which could have a material and adverse impact on our available cash and results of operations;

•	our business depends on hiring, training, and retaining qualified employees;
•	availability and cost of qualified physical therapists;
•
competitive environment in the industrial injury prevention services business, which could result in the termination or non-renewal of contractual service arrangements and other adverse financial consequences for that service line;

•	our ability to identify and complete acquisitions, and the successful integration of the operations of the acquired businesses;
•	impact on the business and cash reserves resulting from retirement or resignation of key partners and resulting purchase of their non-controlling interest (minority interests);
•	maintaining our information technology systems with adequate safeguards to protect against cyber-attacks;
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

PART I

ITEM 1.	BUSINESS

GENERAL

U.S. Physical Therapy, Inc. and subsidiaries (collectively, “we”, “us”, “our” or the “Company”), operates its business through two reportable business segments. Our reportable segments consist of the physical therapy operations segment and the industrial injury prevention services segment. Through our subsidiaries, we operate outpatient physical therapy clinics that provide pre-and post-operative care for a variety of orthopedic-related disorders and sports-related injuries, treatment for neurological-related injuries and rehabilitation of injured workers. We also have a majority interest in businesses which are leading providers of industrial injury prevention services (“IIP”). Services provided in this business include onsite injury prevention and rehabilitation, performance optimization, post-offer employment testing, functional capacity evaluations and ergonomic assessments. The majority of the IIP services are contracted with and paid for directly by employers, including a number of Fortune 500 companies. Other clients include large insurers and their contractors. These services are performed through Industrial Sports Medicine Professionals, consisting primarily of specialized certified athletic trainers (“ATCs”).

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

Acquisitions of Businesses and Interests

During the last three years, we completed the acquisitions of the following clinic practices and IIP businesses detailed below:

		% Interest	Number of
Acquisition	Date	Acquired	Clinics
October 2023 Acquisition	October 31, 2023	**	*
September 2023 Acquisition 1	September 29, 2023	70%	4
September 2023 Acquisition 2	September 29, 2023	70%	1
July 2023 Acquisition	July 31, 2023	70%	7
May 2023 Acquisition	May 31, 2023	45%	4
February 2023 Acquisition	February 28, 2023	80%	1
November 2022 Acquisition	November 30, 2022	80%	13
October 2022 Acquisition	October 31, 2022	60%	14
September 2022 Acquisition	September 30, 2022	80%	2
August 2022 Acquisition	August 31, 2022	70%	6
March 2022 Acquisition	March 31, 2022	70%	6
December 2021 Acquisition	December 31, 2021	75%	3
November 2021 Acquisition	November 30, 2021	70%	*
September 2021 Acquisition	September 30, 2021	100%	*
June 2021 Acquisition	June 30, 2021	65%	8
March 2021 Acquisition	March 31, 2021	70%	6

*	IIP business
**	On October 31, 2023, we concurrently acquired 100% of an IIP business and a 55% equity interest in an ergonomics software business (“October 2023 Acquisition”).

Our strategy is to continue acquiring outpatient physical therapy practices, develop outpatient physical therapy clinics as satellites in existing partnerships, and continue acquiring companies that provide or serve the Company’s industrial injury prevention services sector.

On May 30, 2023, the Company completed a secondary offering of 1,916,667 shares of its common stock at an offering price of $90.00 per share. Upon completion of the offering, the Company received net proceeds of approximately $163.6 million, after deducting an underwriting discount of $8.6 million and recognizing related fees and expenses of $0.2 million.  A portion of the net proceeds was used to repay the $35.0 million then outstanding under the Company’s credit facility while the remainder is expected to be used primarily for additional acquisitions.

OUR OPERATING SEGMENTS

Physical Therapy Operations

Our physical therapy operations segment primarily operates through subsidiary clinic partnerships (“Clinic Partnerships”), in which the Company generally owns a 1% general partnership interest in the Clinic Partnerships. The Company’s limited partnership interests generally range from 65% to 75% (a range of 10%-99%) in the Clinic Partnerships.  For the vast majority of the Clinic Partnerships, the managing healthcare practitioner is a physical therapist who owns the remaining limited partnership interest in the Clinic Partnership. The managing therapist of each clinic owns, directly or indirectly, the remaining limited partnership interest in most of the clinics (hereinafter referred to as “Clinic Partnerships”). Generally, the therapist partners have no interest in the net losses of Clinic Partnerships, except to the extent of their capital accounts. Since we also develop satellite clinic facilities of existing clinics, most Clinic Partnerships consist of more than one clinic location. To a lesser extent, the Company operates some clinics, through wholly-owned subsidiaries, under profit sharing arrangements with therapists (hereinafter referred to as “Wholly-Owned Facilities”).

Our Clinics

We operated 671 clinics in 42 states on December 31, 2023. Our highest concentration of clinics is in the following states: Texas, Tennessee, Michigan, Virginia, Florida, Oregon, Maryland, Pennsylvania, Georgia, Missouri, Idaho, Arizona, South Carolina, Alabama and Connecticut. In addition to our 671 clinics, we also managed 43 physical therapy practices for unrelated physician groups and hospitals as of December 31, 2023.

The table below indicates historical information regarding our clinic counts.

	For the Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Number of clinics, beginning of period	640	591	554
Additions	46	65	42
Closed or sold	(15)	(16)	(5)
Number of clinics, end of period	671	640	591

Our typical clinic occupies 1,000 to 7,000 square feet of leased space in an office building or shopping center. There are 25 clinics occupying space in the range of over 7,000 square feet to 16,500 square feet. We attempt to lease ground level space for our patients’ ease of access to our clinics.

Each Clinic Partnership maintains an independent local identity, while at the same time enjoying the benefits of national purchasing, negotiated third-party payor contracts, centralized support services and management practices. Under a management agreement, the Company provides a variety of support services to each clinic, including supervision of site selection, construction, clinic design and equipment selection, establishment of accounting systems and billing procedures and training of office support personnel, processing of accounts payable, operational direction, auditing of regulatory compliance, payroll, benefits administration, accounting services, legal services, quality assurance and marketing support.

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

Patient Care Providers and Staffing

Typical minimum staff at a clinic consists of a licensed physical therapist and an office manager. As patient visits grow, staffing may also include additional physical therapists, occupational therapists, therapy assistants, aides, exercise physiologists, athletic trainers and office personnel. Therapy services are performed under the supervision of a licensed therapist.

We continue to seek to attract employment of physical therapists who have established relationships with physicians and other referral sources by offering these therapists a competitive salary and incentives based on the profitability of the clinic that they manage. For multi-site clinic practices in which a controlling interest is acquired by us, the prior owners typically continue as employees to manage the clinic operations, retaining a non-controlling ownership interest in the clinics and receiving a competitive salary for managing the clinic operations. In addition, we have developed satellite clinic facilities as part of existing Clinic Partnerships and Wholly-Owned Facilities, with the result that a substantial number of Clinic Partnerships and Wholly-Owned Facilities operate more than one clinic location. In 2024, we intend to continue to acquire multi-clinic practices and to continue to develop outpatient physical therapy clinics as satellites in existing partnerships, along with increasing our patient volume through marketing and new programs.

Typically, each therapist partner or director, including those employed by Clinic Partnerships in which we acquired a majority interest, enters into a multi-year employment agreement for a term of up to five years with their Clinic Partnership. Each agreement typically provides for a covenant not to compete during the period of his or her employment and for up to two years thereafter. Under each employment agreement, the therapist partner receives a base salary and may receive a bonus based on the net revenues or profits generated by their Clinic Partnership or specific clinic. In the case of Clinic Partnerships, the therapist partner receives earnings distributions based upon their ownership interest. Upon termination of employment, we typically have the right to purchase the therapist’s partnership interest in Clinic Partnerships. For those Clinic Partnerships we created in connection with an acquisition, our partner also has the right to cause us to purchase their interest upon termination of their employment, generally after a set holding period.

In connection with most of our acquired clinics, in the event that a limited non-controlling interest partner’s employment ceases and certain requirements are met as detailed in the respective limited partnership agreements, we have a call right (the “Call Right”) and the selling entity or individual has a put right (the “Put Right”) with respect to the partner’s limited partnership interests. The Put Right and the Call Right do not expire, even upon an individual partner’s death, and contain no mandatory redemption feature. The purchase price of the partner’s limited partnership interest upon exercise of the Put Right or the Call Right is calculated at a predetermined multiple of earnings performance as detailed in the respective agreements.

Sources of Revenue

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

The following table shows our payor mix for the periods presented.

	For the Year Ended
	December 31, 2023		December 31, 2022		December 31, 2021
	Net Patient		Net Patient		Net Patient
Payor	Revenue	Percentage	Revenue	Percentage	Revenue	Percentage
Managed Care Programs/	(In thousands, except percentages)
Commercial Health Insurance	$244,470	47.5%	$215,822	46.5%	$209,129	47.7%
Medicare/Medicaid	188,329	36.6%	174,401	37.5%	155,122	35.4%
Workers' Compensation Insurance	48,834	9.5%	45,010	9.7%	44,549	10.2%
Other	32,923	6.4%	29,357	6.3%	29,530	6.7%
Total	$514,556	100.0%	$464,590	100.0%	$438,330	100.0%

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

Medicare

During the year ended December 31, 2023, approximately 40.3% of our visits and 36.6% of our net patient revenue was from patients with Medicare or Medicaid program coverage. To receive Medicare reimbursement, a facility (Medicare Certified Rehabilitation Agency) or the individual therapist (Physical/Occupational Therapist in Private Practice) must meet applicable participation conditions set by the Department of Health and Human Services (“HHS”) relating to the type of facility, equipment, recordkeeping, personnel and standards of medical care, and also must comply with all state and local laws. HHS, through Centers for Medicare & Medicaid Services (“CMS”) and designated agencies, periodically inspects or surveys clinics/providers for approval and/or compliance.  Failure of our subsidiaries to obtain or maintain certifications as Medicare providers or failure to enroll as a group of physical/occupational therapists in a private practice could adversely affect financial results.

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

In the 2023 MPFS Proposed Rule, CMS proposed a 4.5% reduction in the Physician Fee Schedule conversion factor. However, this reduction was later addressed in the Consolidated Appropriations Act, 2023 (“2023 Act”). The provisions of the 2023 Act increased the conversion factor by 2.5% for 2023 and by 1.25% for 2024, resulting in an overall reduction of approximately 2% in the 2023 Physician Fee Schedule conversion factor for 2023. In the 2024 MPFS Final Rule, CMS decreased the Physician Fee Schedule conversion factor by 3.39%, which is estimated to result in an approximately 3.5% reduction in reimbursement for the codes applicable to physical/occupational therapy services provided by our clinics, as compared to 2023, unless these reductions are otherwise mitigated by further action of Congress.

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

Beginning in 2021, payments to individual therapists (Physical/Occupational Therapist in Private Practice) paid under the fee schedule may be subject to adjustment based on performance in the Merit Based Incentive Payment System (“MIPS”), which measures performance based on certain quality metrics, resource use, and meaningful use of electronic health records. Therapists eligible to participate in MIPS include only those therapists who are enrolled with Medicare as private practice providers and does not include therapists in facility-based providers, such as our clinics enrolled as certified rehabilitation agencies. Less than 3% of our therapist providers currently participate in MIPS. Under the MIPS requirements, a provider’s performance is assessed according to established performance standards each year and then is used to determine an adjustment factor that is applied to the professional’s payment for the corresponding payment year. The provider’s MIPS performance in 2021 determined the payment adjustment in 2023. For those therapist providers who actually participated in MIPS during 2020 and 2021, the resulting average payment adjustment in 2022 and 2023 was an increase of 1%.  The 2024 adjustment for those therapist providers who participated in MIPS during 2022 is expected to remain at an average increase of 1%.

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

Statutes, regulations, and payment rules governing the delivery of therapy services to Medicare beneficiaries are complex and subject to interpretation. We believe that we are in compliance, in all material respects, with all applicable laws and regulations and are not aware of any pending or threatened investigations involving allegations of potential wrongdoing that would have a material effect on our financial statements as of December 31, 2023. Compliance with such laws and regulations can be subject to future government review and interpretation, as well as significant regulatory action including fines, penalties, and exclusion from the Medicare program.

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

In March 2017, we acquired a 55% interest in an initial IIP business. On April 30, 2018, we acquired a 65% interest in another business in the IIP sector and then we combined the two businesses.  After the combination, we owned a 59.45% interest in the combined business, Briotix Health, Limited Partnership (“Briotix Health”). On April 11, 2019, we acquired 100% of a third provider of industrial injury prevention services. The acquired company specializes in delivering injury prevention and care, post offer employment testing, functional capacity evaluations and return-to-work services. It performs these services across a network in 45 states including onsite at eleven client locations. The business was then combined with Briotix Health increasing our ownership position in the partnership to approximately 76%. On September 30, 2021, we acquired a company that specializes in return-to-work and ergonomic services, among other offerings and contributed those assets to Briotix Health. On October 31, 2023, we made another acquisition and purchased 100% of an IIP business and contributed its assets to Briotix Health. As part of the October 2023 Acquisition, we also acquired a 55% interest in an ergonomics software business. Subsequent to the abovementioned acquisitions and the purchases and sales of the redeemable non-controlling interests of the limited partners, our ownership in Briotix Health is approximately 92%.

On November 30, 2021, we acquired an approximate 70% interest in another leading provider of IIP services. The founders and owners retained the remaining interest.

Factors Influencing Demand for Physical Therapy Services

We believe that the following factors, among others, influence the growth of outpatient physical therapy services:

•
Economic Benefits of Therapy Services – Purchasers and providers of healthcare services, such as insurance companies, health maintenance organizations, businesses, and industries, continuously seek cost savings for traditional healthcare services. We believe that our therapy services provide a cost-effective way to prevent short-term disabilities from becoming chronic conditions, to help avoid invasive procedures, to speed recovery from surgery and musculoskeletal injuries and eliminate or minimize the need for opioids.

•
Earlier Hospital Discharge – Changes in health insurance reimbursement, both public and private, have encouraged the earlier discharge of patients to reduce costs. We believe that early hospital discharge practices foster greater demand for outpatient physical therapy services.

•
Aging Population – In general, the elderly population has a greater incidence of disability compared to the population as a whole. As this segment of the population continues to grow, we believe that demand for rehabilitation services will expand.

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

Regulations Controlling Fraud and Abuse

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

Stark Law

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

HIPAA

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

Other Regulatory Factors

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

We believe that our partnership strategy provides us with a competitive advantage. Our clinics are partly owned by therapists who have developed exceptional reputations in their local communities and these therapist-owners oversee their respective clinic operations helping to ensure the success of the clinics.

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

As a result of our participation in the Medicare and Medicaid programs, we are subject to various governmental inspections, reviews, audits and investigations to verify our compliance with these programs and applicable laws and regulations. Federal, state and private payors regularly conduct audits of billing and coding practices at our clinics. An adverse inspection, review, audit or investigation could result in refunding amounts we have been paid; fines penalties and/or revocation of billing privileges for the affected clinics; the imposition of a corporate integrity agreement; exclusion from participation in the Medicare or Medicaid programs or one or more managed care payor networks; or damage to our reputation.

We and our clinics are subject to federal and state laws prohibiting entities and individuals from knowingly and willfully making claims to Medicare, Medicaid and other governmental programs and third-party payors that contain false or fraudulent information. The federal False Claims Act encourages private individuals to file suits on behalf of the government against healthcare providers such as us. As such suits are generally filed under seal with a court to allow the government adequate time to investigate and determine whether it will intervene in the action, the implicated healthcare providers often are unaware of the suit until the government has made its determination and the seal is lifted. Violations or alleged violations of such laws, and any related lawsuits, could result in (i) exclusion from participation in Medicare, Medicaid and other federal healthcare programs, or (ii) significant financial or criminal sanctions, resulting in the possibility of substantial financial penalties for small billing errors that are replicated in a large number of claims, as each individual claim could be deemed a separate violation. In addition, many states also have enacted similar statutes, which may include criminal penalties, substantial fines, and treble damages.

COMPLIANCE PROGRAM

Our Compliance Program

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

Committees

Our Compliance Committee, appointed by the Board, consists of four independent directors. The Compliance Committee has general oversight of our Company’s compliance with the legal and regulatory requirements regarding healthcare operations, as well as cybersecurity. The Compliance Committee relies on the expertise and knowledge of management, the CCO and other compliance and legal personnel. The CCO regularly communicates with the Chairman of the Compliance Committee. The Compliance Committee meets at least four times a year or more frequently as necessary to carry out its responsibilities and reports regularly to the Board regarding its actions and recommendations.

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

Reporting Violations

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

Educating Our Employees

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

Monitoring and Auditing Clinic Operational Compliance

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

Handling Enforcement and Discipline

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

EMPLOYEES

As of December 31, 2023, we employed approximately 6,720 people nationwide, of which approximately 3,899 were full-time employees.  It is crucial that we continue to attract and retain top talent. To attract and retain talented employees, we strive to make our corporate office and all our practices and businesses a diverse and healthy workplace, with opportunities for our employees to receive continuing education, skill development, encouragement to grow and develop their career, all supported by competitive compensation, incentives, and benefits. Our clinical professionals are all licensed and a vast majority have advanced degrees. Our operational leadership teams have long-standing relationships with local and regional universities, professional affiliations, and other applicable sources that provide our practices with a talent pipeline.

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

AVAILABLE INFORMATION

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are made available free of charge on our internet website at www.usph.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding our filings at http://www.sec.gov.

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

The Medicare program reimburses outpatient rehabilitation providers based on the Medicare Physician Fee Schedule (“MPFS”). For services provided in 2024, we expect our reimbursement rates under the MPFS to be approximately 3.5% less than the applicable reimbursement rates during 2023.

Statutes, regulations, and payment rules governing the delivery of therapy services to Medicare beneficiaries are complex and subject to interpretation. The Company believes that the Company is in compliance, in all material respects, with all applicable laws and regulations and are not aware of any pending or threatened investigations involving allegations of potential wrongdoing that would have a material effect on the Company’s financial statements as of December 31, 2023. Compliance with such laws and regulations can be subject to future government review and interpretation, as well as significant regulatory action including fines, penalties, and exclusion from the Medicare program. For the year ended December 31, 2023 and 2022, respectively, net patient revenues from Medicare were approximately $170.7 million and $154.9 million, respectively.

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

From time to time, we are also involved in various external governmental investigations, audits and reviews. Reviews, audits and investigations of this sort can lead to government actions, which can result in the assessment of damages, civil or criminal fines or penalties, or other sanctions, including restrictions or changes in the way we conduct business, loss of licensure or exclusion from participation in government programs. Failure to comply with applicable laws, regulations and rules could have a material and adverse effect on our results of operations and financial condition. Furthermore, becoming subject to these governmental investigations, audits and reviews can also require us to incur significant legal and document production expenses as we cooperate with the government authorities, regardless of whether the particular investigation, audit or review leads to the identification of underlying issues.

We depend upon reimbursement by third-party payors.

Substantially all of our revenues are derived from private and governmental third-party payors. In 2023, approximately 63.4% of our revenues were derived collectively from managed care plans, commercial health insurers, workers’ compensation payors, and other private pay revenue sources while approximately 36.6% of our revenues were derived from Medicare and Medicaid. Initiatives undertaken by industry and government to contain healthcare costs affect the profitability of our clinics. These payors attempt to control healthcare costs by contracting with healthcare providers to obtain services on a discounted basis. We believe that this trend will continue and may limit reimbursement for healthcare services. If insurers or managed care companies from whom we receive substantial payments were to reduce the amounts they pay for services, our profit margins may decline, or we may lose patients if we choose not to renew our contracts with these insurers at lower rates. In addition, in certain geographical areas, our clinics must be approved as providers by key health maintenance organizations and preferred provider plans. Failure to obtain or maintain these approvals would adversely affect our financial results.

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

Our facilities are subject to extensive federal and state laws and regulations relating to the privacy of individually identifiable patient information.

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

Our operations expose us to risks associated with public health crises and epidemics/pandemics, such as COVID-19 that has spread globally. A public health crisis may lead to disruption and volatility in the global capital markets, which increases the cost of, and adversely impacts access to, capital and increases economic uncertainty. A future public health crisis could have an adverse impact on our operations and supply chains, including a temporary loss of physical therapists and other employees who are infected or quarantined for a period of time, an increase in cancellations of physical therapy patient appointments and a decline in the scheduling of new or additional patient appointments.

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

We are subject to regular post-payment inquiries, investigations, and audits of the claims we submit to Medicare for payment for our services. These post-payment reviews have increased as a result of government cost-containment initiatives. These additional post-payment reviews may require us to incur additional costs to respond to requests for records and to pursue the reversal of payment denials, and ultimately may require us to refund amounts paid to us by Medicare that are determined to have been overpaid.

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

We may be required to comply with a put right in one of our acquisition agreements, related to a potential future purchase of a majority interest in a separate company.

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

In recent years, many legislative proposals have been introduced or proposed in Congress and in some state legislatures that would affect major changes in the healthcare system, either nationally or at the state level. At the federal level, Congress has continued to propose or consider healthcare budgets that substantially reduce payments under the Medicare programs. See “Business—Our Operating Segments – Physical Therapy Operations-Sources of Revenue” in Item 1 for more information. The ultimate content, timing or effect of any healthcare reform legislation and the impact of potential legislation on us is uncertain and difficult, if not impossible, to predict. That impact may be material to our business, financial condition or results of operations.

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

Both federal and state regulatory agencies inspect, survey, and audit our facilities to review our compliance with these laws and regulations. While our facilities intend to comply with the existing licensing, Medicare certification requirements and accreditation standards, there can be no assurance that these regulatory authorities will determine that all applicable requirements are fully met at any given time. A determination by any of these regulatory authorities that a facility is not in compliance with these requirements could lead to the imposition of requirements that the facility takes corrective action, assessment of fines and penalties, or loss of licensure or Medicare certification of accreditation. These consequences could have an adverse effect on us.

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

Furthermore, while our information technology systems, and those of our third-party vendors, are maintained with safeguards protecting against cyber-attacks. A cyber-attack that bypasses our information technology security systems, or those of our third-party vendors, could result in a material adverse effect on our business, financial condition, results of operations, or cash flows. In addition, our future results could be adversely affected due to the theft, destruction, loss, misappropriation, or release of protected health information, other confidential data or proprietary business information, operational or business delays resulting from the disruption of information technology systems and subsequent mitigation activities, or regulatory action taken as a result of such incident. We provide our employees with training and regular reminders on important measures they can take to prevent breaches. We routinely identify attempts to gain unauthorized access to our systems. However, given the rapidly evolving nature and proliferation of cyber threats, there can be no assurance our training and network security measures or other controls will detect, prevent, or remediate security or data breaches in a timely manner or otherwise prevent unauthorized access to, damage to, or interruption of our systems and operations. Accordingly, we may be vulnerable to losses associated with the improper functioning, security breach, or unavailability of our information systems as well as any systems used in acquired operations.

We depend upon the cultivation and maintenance of relationships with the physicians in our markets.

Our success is dependent upon referrals from physicians in the communities our clinics serve and our ability to maintain good relations with these physicians and other referral sources. Physicians referring patients to our clinics are free to refer their patients to other therapy providers or to their own physician owned therapy practice. If we are unable to successfully cultivate and maintain strong relationships with physicians and other referral sources, our business may decrease, and our net operating revenues may decline.

Our business depends upon hiring, training, and retaining qualified employees.

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

Our revenue generation is dependent upon referrals from physicians in the communities our clinics serve, and our ability to maintain good relations with these physicians. Our therapists are the front line for generating these referrals and we are dependent on their talents and skills to successfully cultivate and maintain strong relationships with these physicians. If we cannot recruit and retain our base of experienced and clinically skilled therapists, our business may decrease, and our net operating revenues may decline. Periodically, we have clinics in isolated communities that are temporarily unable to operate due to the unavailability of a therapist who satisfies our standards.

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

As part of our growth strategy, we intend to continue pursuing acquisitions of outpatient physical therapy clinics and industrial injury prevention services businesses. There can be no assurance that we will be able to successfully identify or complete future acquisitions. Acquisitions may involve significant cash expenditures, potential debt incurrence and operational losses, dilutive issuances of equity securities and expenses that could have an adverse effect on our financial condition and results of operations. Acquisitions involve numerous risks, including:

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

On December 31, 2023, we had reserved approximately 513,193 shares for future equity grants. We may issue additional restricted securities or register additional shares of common stock under the Securities Act of 1933, as amended (the “Securities Act”), in the future. The issuance of a significant number of shares of common stock upon the exercise of stock options or the availability for sale, or sale, of a substantial number of the shares of common stock eligible for future sale under effective registration statements, under Rule 144 or otherwise, could adversely affect the market price of the common stock.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.	CYBERSECURITY

RISK MANAGEMENT AND STRATEGY

The Company recognizes the critical importance of developing, implementing, and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our patients’ health information and all our data.

Managing Material Risks & Integrated Overall Risk Management

The Company has strategically integrated cybersecurity risk management into our broader risk management framework to promote a company-wide culture of cybersecurity risk management. Cybersecurity considerations are an integral part of our decision-making processes where communication, data and access are involved. Our Information technology (“IT”) department works closely with our operations teams to continuously evaluate and address cybersecurity risks in alignment with our business and operational objectives. Our Chief Information Systems Officer, (“CISO”) and IT teams play an important role in assessing the cybersecurity infrastructure employed within our acquired practices to ensure that necessary security enhancements are employed in a timely manner.  The Company provides annual cybersecurity awareness training to its employees to mitigate risks by educating employees regarding best practices to avoid cybersecurity related breaches.

Engage Third-parties on Risk Management

Understanding the ever-changing and complex nature of cybersecurity threats, our organization values collaboration with external experts, including cybersecurity consultants, for advisory purposes. These collaborations are aimed at enhancing our understanding and management of cybersecurity risks. Through such engagements, we seek to gain insights and recommendations on improving our risk management frameworks and responses to potential cybersecurity incidents.

This approach allows us to benefit from specialized expertise, helping ensure that our cybersecurity strategies and processes are informed by current industry insights. While these collaborations are not mandated, they are encouraged as part of our commitment to maintaining a vigilant and adaptive cybersecurity posture in line with evolving best practices.

Oversee Third-party Risk

Aware of the potential risks posed by third-party service providers, our Company takes steps to perform security-related diligence on such providers. This diligence process aims to understand and evaluate the security measures and practices of our third-party partners. Our approach includes reviewing available information and seeking insights into their security and data management practices. This method is part of our broader strategy to mitigate the risks associated with data breaches or other security incidents that may arise from third-party engagements.

Risks from Cybersecurity Threats

We have not encountered cybersecurity challenges that have materially impaired our operations or financial standing. While we have experienced cybersecurity incidents within several of our partnership subsidiaries over the years, these incidents have not been material, as each incident (i) has been isolated to certain segregated IT environments, (ii) has affected relatively few patients and their associated health information, and/or (iii) had a low probability of compromised data.  Each of the foregoing cybersecurity incidents has been remediated in the ordinary course of business. However, we could experience a cybersecurity incident that materially affects us in the future. See “Risk Factors” in Item 1A on this Form-10K for additional discussion of cybersecurity risks to our business.

Governance

The Board of Directors recognizes the significance of cybersecurity threats to the Company’s operational integrity, data security and stakeholders.  The Board of Directors is acutely aware of the critical nature of managing risks associated with cybersecurity threats and sees this as a major priority for the company. The Board has established oversight mechanisms to ensure effective governance in managing risks associated with cybersecurity threats.

Board of Directors Oversight

The Compliance Committee is central to the Board’s oversight of cybersecurity risks and bears the primary responsibility for this domain. The Compliance Committee is composed of board members with diverse expertise, including risk management, technology, health care operations, and finance, equipping them to oversee cybersecurity risks effectively. In addition, each of the directors on the Compliance Committee has completed the Diligent Cyber Risk and Strategy Certification Program, developed by Diligent Corporation, a leading corporate governance technology company, which teaches cyber literacy for corporate directors to effectively govern significant enterprise-wide cyber risks and have meaningful conversations with management.

Management’s Role Managing Risk

The CISO plays a pivotal role in informing the Compliance Committee on cybersecurity risks. The CISO, in concert with the Chief Compliance Officer and General Counsel, provides comprehensive briefings to the Compliance Committee on a regular basis. These briefings encompass a broad range of topics, including:

●	Current cybersecurity landscape and emerging threats;
●	Status of ongoing cybersecurity initiatives and strategies;

●	Incident reports and learnings from any cybersecurity events; and
●	Compliance with regulatory requirements and industry standards.

In addition to our scheduled meetings, the Compliance Committee and management maintain an ongoing dialogue regarding emerging or potential cybersecurity risks. The Compliance Committee actively participates in strategic decisions related to cybersecurity. This involvement ensures that cybersecurity considerations are integrated into the Company’s broader strategic objectives.

Risk Management Personnel

Primary responsibility for assessing, monitoring and managing our cybersecurity risks rests with the CISO, Mr. Chadd Pence. With over 25 years of experience in the field of IT and cybersecurity, Mr. Pence brings a wealth of expertise to his role. His background includes experience as an enterprise CISO and his knowledge and experience are instrumental in developing and executing our cybersecurity strategies. Our CISO oversees our cybersecurity efforts and governance programs, tests our compliance with standards, remediates known risks, and provides regular guidance to management and the Board on these areas. In addition, to supplement this expertise, we periodically engage external experts, including cybersecurity consultants, to help us evaluate our risk management related policies and to help us to review and remediate cybersecurity incidents.

Monitor Cybersecurity Incidents

The CISO is continually informed about the latest developments in cybersecurity, including potential threats and innovative risk management techniques. This ongoing knowledge acquisition is crucial for the effective prevention, detection, mitigation, and remediation of cybersecurity incidents. The CISO implements and oversees processes for the regular monitoring of our information systems. This includes the deployment of a variety of security measures and system audits to identify potential vulnerabilities. In the event of a cybersecurity incident, the CISO is equipped with a well-defined incident response plan. This plan includes immediate actions to mitigate the impact and long-term strategies for remediation and prevention of future incidents.

Reporting to Board of Directors

The CISO, in his capacity, regularly informs our Chief Financial Officer and Chief Executive Officer of all aspects related to cybersecurity risks and incidents. This ensures that the highest levels of management are kept abreast of the cybersecurity posture and potential risks facing the Company. Furthermore, significant cybersecurity matters, and strategic risk management decisions are escalated to the Compliance Committee and the full Board of Directors, ensuring that they have comprehensive oversight and can provide guidance on critical cybersecurity issues.

ITEM 2.	PROPERTIES

We lease the properties used for our clinics under non-cancelable operating leases with terms ranging from one to seven years, with the exception of the property for one clinic which we own. We intend to lease the premises for any new clinic location except in rare instances where leasing is not a cost-effective alternative. Our typical clinic occupies 1,000 to 7,000 square feet of leased space in an office building or shopping center. There are 25 clinics occupying space in the range of over 7,000 square feet to16,500 square feet.

We also lease our executive offices located in Houston, Texas, under a non-cancelable operating lease expiring in February 2028. We currently lease approximately 44,000 square feet of space (including allocations for common areas) at our executive offices.

ITEM 3.	LEGAL PROCEEDINGS

We are a party to various legal actions, proceedings, and claims (some of which are not insured), and regulatory and other governmental audits and investigations in the ordinary course of our business. We cannot predict the ultimate outcome of pending litigation, proceedings, regulatory and other governmental audits and investigations. These matters could potentially subject the Company to sanctions, damages, recoupments, fines, and other penalties. The Department of Justice, CMS, or other federal and state enforcement and regulatory agencies may conduct additional investigations related to our businesses in the future that may, either individually or in the aggregate, have a material adverse effect on our business, financial position, results of operations, and liquidity.

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

Prior Florida Legal Matter

In 2019, a qui tam lawsuit (“the Complaint”) was filed by a relator on behalf of the United States against us and one of our Florida majority-owned subsidiaries (the “Hale Partnership”).   This whistleblower lawsuit was filed in the U.S. District Court for the Southern District of Texas, seeking damages and civil penalties under the federal False Claim Act.  The U.S Government declined to intervene in the case and unsealed the Complaint in July 2019.  The Complaint alleged that the Hale Partnership engaged in conduct to purposely “upcode” its billings for services provided to Medicare patients. The plaintiff-relator also claimed that similar false claims occurred on other days and at other Company-owned partnerships.

In January 2022, we entered into a settlement agreement with the plaintiff-relator. In the settlement agreement, the plaintiff-relator released all defendants from liability for all conduct alleged in the Complaint, and the Company admitted no liability or wrongdoing.  In connection with the settlement, the Office of the United States Attorney for the Southern District of Texas agreed to a dismissal of the claims against the Hale Partnership and the Company. Under the terms of the settlement, we agreed to make aggregate payments to the government, the plaintiff-relator and her counsel of $2.8 million.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has traded on the New York Stock Exchange (“NYSE”) since August 14, 2012, under the symbol “USPH.” Prior to that, our common stock was traded on the Nasdaq Global Select Market under the symbol “USPH”. As of February 29, 2024, there were 83 holders of record of our outstanding common stock.

DIVIDENDS

Our Board of Directors declared the following dividends during the year ended December 31, 2023:

Declaration Date	Record Date	Payment Date	Dividend Per Share	Aggregate Amount (in thousands)
02/21/2023	03/10/2023	04/07/2023	$0.43	$5,617
05/02/2023	05/18/2023	06/09/2023	$0.43	$5,621
08/07/2023	08/18/2023	09/08/2023	$0.43	$6,445
11/06/2023	11/16/2023	12/08/2023	$0.43	$6,445

There is no assurance that future dividends will be declared. The declaration and payment of dividends in the future are at the discretion of our Board of Directors after taking into account various factors, including, but not limited to, our financial condition, operating results, available cash and current and anticipated cash needs, and the terms of our Credit Agreement (as defined in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”). We are currently restricted from paying dividends on our common stock in excess of $50,000,000 in any fiscal year on our common stock under the Credit Agreement.

FIVE YEAR PERFORMANCE GRAPH

The following performance graph compares the cumulative total stockholder return of our common stock to The NYSE Composite Index and the NYSE Health Care Index for the period from December 31, 2018 through December 31, 2023. The graph assumes that $100 was invested in our common stock and the common stock of each of the companies listed on The NYSE Composite Index and The NYSE Health Care Index on December 31, 2018 and that any dividends were reinvested.

Comparison of Five Years Cumulative Total Return for the Year Ended December 31, 2023

	12/18	12/19	12/20	12/21	12/22	12/23
U. S. Physical Therapy, Inc.	100	112	117	93	79	91
NYSE Healthcare Index	100	119	132	161	155	159

The foregoing performance graph and related description shall not be deemed incorporated by reference into any filing under the Securities Act or under the Exchange Act, except to the extent that we specifically incorporate this information by reference. In addition, the performance graph and the related description shall not be deemed “soliciting material” or “filed” with the SEC or subject to Regulation 14A or 14C.

ITEM 6.	RESERVED

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of U.S. Physical Therapy, Incl and its subsidiaries (herein referred to as “we”, “us”, “our” or the “Company”) should be read in conjunction with the Company’s consolidated financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” and “Forward-Looking Statements” sections of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

This section of this Annual Report on Form 10-K generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussions of 2021 items and year-to-year comparisons between 2022 and 2021 can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the Securities and Exchange Commission on February 28, 2023.

EXECUTIVE SUMMARY

We operate our business through our reportable segments which include the (1) physical therapy operations segment and (2) the industrial injury prevention services (“IIP”) segment. Our physical therapy operations consist of physical therapy and occupational therapy clinics that provide pre-and post-operative care and treatment for orthopedic-related disorders, sports-related injuries, preventive care, rehabilitation of injured workers and neurological injuries. Services provided by the IIP segment include onsite injury prevention and rehabilitation, performance optimization, post-offer employment testing, functional evaluations and ergonomic assessments. The majority of these services are contracted with and paid for directly by employers, including a number of Fortune 500 companies. Other clients include large insurers and their contractors. These services are performed through Industrial Sports Medicine Professionals, consisting of both physical therapists and specialized certified athletic trainers (“ATCs”).

During the last three years, we completed the following acquisitions of clinic practices and IIP businesses detailed below:

		% Interest	Number of
Acquisition	Date	Acquired	Clinics
October 2023 Acquisition	October 31, 2023	**	*
September 2023 Acquisition 1	September 29, 2023	70%	4
September 2023 Acquisition 2	September 29, 2023	70%	1
July 2023 Acquisition	July 31, 2023	70%	7
May 2023 Acquisition	May 31, 2023	45%	4
February 2023 Acquisition	February 28, 2023	80%	1
November 2022 Acquisition	November 30, 2022	80%	13
October 2022 Acquisition	October 31, 2022	60%	14
September 2022 Acquisition	September 30, 2022	80%	2
August 2022 Acquisition	August 31, 2022	70%	6
March 2022 Acquisition	March 31, 2022	70%	6
December 2021 Acquisition	December 31, 2021	75%	3
November 2021 Acquisition	November 30, 2021	70%	*
September 2021 Acquisition	September 30, 2021	100%	*
June 2021 Acquisition	June 30, 2021	65%	8
March 2021 Acquisition	March 31, 2021	70%	6

*	IIP business
**	On October 31, 2023, we concurrently acquired 100% of an IIP business and a 55% equity interest in an ergonomics software business (“October 2023 Acquisition”).

The following table provides a roll forward of our clinic count for the periods presented.

	For the Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Number of clinics, beginning of period	640	591	554
Additions	46	65	42
Closed or sold	(15)	(16)	(5)
Number of clinics, end of period	671	640	591

Our strategy is to continue acquiring outpatient physical therapy practices, develop outpatient physical therapy clinics as satellites in existing partnerships, and continue acquiring companies that provide or serve our IIP sector.

In May 2023, we completed a secondary offering of 1,916,667 shares of its common stock at an offering price of $90.00 per share.  Upon completion of the offering, we received net proceeds of approximately $163.6 million, after deducting an underwriting discount of $8.6 million and recognizing related fees and expenses of $0.2 million.  A portion of the net proceeds was used to repay the $35.0 million then outstanding under our credit agreement while the remainder is expected to be used primarily for additional acquisitions.

Our Board of Directors raised our quarterly dividend to $0.44 per share, on February 27, 2024, and declared a quarterly dividend for the first quarter of 2024 at the higher rate.

Medicare Reimbursement

The Medicare program reimburses outpatient rehabilitation providers based on the Medicare Physician Fee Schedule (“MPFS”). Outpatient rehabilitation providers may enroll in Medicare as institutional outpatient rehabilitation facilities (i.e., rehab agencies) or individual physical or occupational therapists in private practice. The majority of our clinicians are enrolled as individual physical or occupational therapists in private practice while the remaining balance of providers are reimbursed through enrolled rehab agencies. The following is a summary of significant regulatory changes which have affected our results of operations as well as the policies and payment rates that may affect our future results of operations.

For calendar years 2021 and 2022, CMS’s expected decreases in Medicare reimbursement were mostly offset by one-time increases in payments as a result of other legislation passed by Congress. Payments under the 2023 MPFS physician fee schedule decreased by 2%, and for calendar year 2024, CMS’s final policies for 2024 will result in an approximately 3.5% decrease in Medicare payments for the therapy specialty.

In the final 2020 MPFS rule, CMS clarified that when the physical therapist is involved for the entire duration of the service and the physical therapist assistant (“PTA”) provides skilled therapy alongside the physical therapist, the CQ modifier is not required. Also, when the same service (code) is furnished separately by the physical therapist and PTA, CMS applies the de minimis standard to each 15-minute unit of codes, not on the total physical therapist and PTA time of the service. For dates of service on and after January 1, 2022, CMS pays for physical therapy and occupational therapy services provided by PTAs and occupational therapist assistants (“OTAs”) at 85% of the otherwise applicable Part B payment amount. CMS allows a timed service to be billed without the CQ or CO modifier when a PTA or OTA participates in providing care, but the physical therapist or occupational therapist meets the Medicare billing requirements without including the PTA’s or OTA’s minutes. This occurs when the physical therapist or occupational therapist provides more minutes than the 15-minute midpoint. The calendar year 2024 MPFS final rule did not contain any policy changes concerning the modifiers for services provided by physical therapy and occupational therapy assistants.

RESULTS OF OPERATIONS

The defined terms with their respective description used in the following discussion are listed below:

Mature Clinics are clinics opened or acquired prior to January 1, 2022, and are still operating as of December 31, 2023.
Net rate per patient visit is net patient revenue related to our physical therapy operations divided by total number of patient visits (defined below) during the periods presented.
Patient visits is the number of unique patient visits during the periods presented.
Average daily visits per clinic is patient visits divided by the number of days in which normal business operations were conducted during the periods presented and further divided by the average number clinics in operation during the periods presented.

Full Year 2023 refers to the year ended December 31, 2023.
Full Year 2022 refers to the year ended December 31, 2022.

Full Year 2023 versus Full Year 2022

Total net revenue for the Full Year 2023 increased $51.7 million, or 9.3%, to $604.8 million from $553.1 million for the Full Year 2022 while operating costs increased $42.2 million, or 9.6%, to $483.3 million from $441.1 million over the same periods, respectively. Total operating cost was $483.3 million for the 2023 Year, or 79.9% of total revenue, as compared to $441.1million or 79.7% of total revenue for the 2022 Year. Gross profit for the Full Year 2023 was $121.5 million, or 20.1% of net revenue, compared to $112.0 million for the Full Year 2022, or 20.3% of net revenue.

Net income attributable to our shareholders (“USPH net income”) was $28.2 million for Full Year 2023 compared to $32.2 million for Full Year 2022.  USPH net income included a non-cash impairment charge, prior to allocation to non-controlling interest and income taxes, of $17.5 million in the year ended December 31, 2023 ($9.1 million net of $5.2 million allocated to non-controlling interest and $3.1 million income tax) and $9.1 million in the year ended December 31, 2022 ($4.7 million net of $2.7 million allocated to non-controlling interest and $1.6 million income tax). In accordance with Generally Accepted Accounting Principles (“GAAP”), the revaluation of non-controlling interest, net of taxes, is not included in net income but is charged directly to retained earnings; however, this change is included in the computation of earnings per share.  Earnings per share for Full Year 2023 were $1.28 compared to $2.25 for Full Year 2022.

	For the Year Ended
	December 31, 2023	December 31, 2022
	(In thousands, except per share data)
Earnings per share
Computation of earnings per share - USPH shareholders:
Net income attributable to USPH shareholders	$28,239	$32,158
Charges to retained earnings:
Revaluation of redeemable non-controlling interest	(13,565)	(3,890)
Tax effect at statutory rate (federal and state)	3,466	994
	$18,140	$29,262

Earnings per share (basic and diluted)	$1.28	$2.25

Shares used in computation - basic and diluted	14,188	12,985

Non-GAAP Measures

We use Adjusted EBITDA and Operating Results, non-GAAP measures, which eliminate certain items described below that can be subject to volatility and unusual costs, as the principal measures to evaluate and monitor financial performance period over period. We believe that Adjusted EBITDA and Operating Results are useful measures for investors to use in comparing the Company's period-to-period results as well as for comparing with other similar businesses since most do not have redeemable instruments and therefore have different equity structures.

Adjusted EBITDA is defined as net income attributable to our shareholders before interest income, interest expense, taxes, depreciation, amortization, non-cash asset impairment charge, change in fair value of contingent earn-out consideration, Relief Funds, changes in revaluation of put-right liability, equity-based awards compensation expense, and related portions for non-controlling interests.

Operating Results equals net income attributable to our shareholders less non-cash asset impairment charge, changes in revaluation of put-right liability, Relief Funds, changes in fair value of contingent earn-out consideration, and any allocations to non-controlling interests, all net of taxes. Operating Results per share also exclude the impact of the revaluation of redeemable non-controlling interest and the associated tax impact.

The tables below reconcile net income attributable to our shareholders calculated in accordance with GAAP to Operating Results and Adjusted EBITDA.

ADJUSTED EBITDA AND OPERATING RESULTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(unaudited)

	For the Year Ended
	December 31, 2023	December 31, 2022
	(In thousands, except per share data)
Adjusted EBITDA (a non-GAAP measure)
Net income attributable to USPH shareholders	$28,239	$32,158
Adjustments:
Provision for income taxes	12,156	12,164
Depreciation and amortization	15,695	14,743
Interest expense, debt and other, net	9,303	5,779
Interest income from investments	(3,774)	-
Impairment of goodwill and other intangible assets	17,495	9,112
Equity-based awards compensation expense	7,236	7,264
Change in revaluation of put-right liability	(2,582)	5
Change in fair value of contingent earn-out consideration	1,550	(2,520)
Relief Funds*	(467)	-
Other income	(390)	(859)
Allocation to non-controlling interests	(6,744)	(4,185)
	77,717	73,661

Operating Results (a non-GAAP measure)
Net income attributable to USPH shareholders	$28,239	$32,158
Adjustments:
Impairment of goodwill and other intangible assets	17,495	9,112
Change in fair value of contingent earn-out consideration	1,550	(2,520)
Change in revaluation of put-right liability	(2,582)	5
Relief Funds*	(467)	-
Allocation to non-controlling interest	(5,215)	(2,734)
Tax effect at statutory rate (federal and state)	(2,755)	(987)
	$36,265	$35,034

Operating Results per share (a non-GAAP measure)	$2.56	$2.70

*In March 2020 in response to the COVID-19 pandemic, the federal government approved the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The CARES Act provided waivers, reimbursement, grants and other funds to assist health care providers during the COVID-19 pandemic, including $100.0 billion in appropriations for the Public Health and Social Services Emergency Fund, to be used for preventing, preparing, and responding to the coronavirus, and for reimbursing eligible health care providers for lost revenues and health care related expenses that are attributable to COVID-19. The Company recorded income under the CARES Act ("Relief Funds").

Adjusted EBITDA increased $4.1 million to $77.7 million for Full Year 2023 from $73.7 million in Full Year 2022 while Operating Results increased $1.2 million to $36.3 million, or $2.56 per share, in Full Year 2023 from $35.0 million, or $2.70 per share, in the Full Year 2022.  The increase in both Adjusted EBITDA and Operating Results was primarily associated with clinic additions since the comparable prior year period and increased volume at mature clinics.

Physical Therapy Operations

	For the Year Ended December 31,		Variance
	2023	2022	$	%
	(In thousands, except percentages)
Revenue related to:
Mature Clinics (1)	$452,459	$421,806	$30,653	7.3%
Clinic additions (2)	60,495	39,990	20,505	*	(6)
Clinics sold or closed (3)	1,602	2,794	(1,192)	*	(6)
Net Patient Revenue	514,556	464,590	49,966	10.8%
Other (4)	11,992	11,502	490	4.3%
Total	526,548	476,092	50,456	10.6%
Operating costs (4)	421,484	380,035	41,449	10.9%
Gross profit	$105,064	$96,057	$9,007	9.4%

Financial and operating metrics (not in thousands):
Net rate per patient visit (1)	$102.80	$103.63	$(0.83)	(0.8)%
Patient visits (1)	5,005,426	4,483,282	522,144.0	11.6%
Average daily visits per clinic (1)	30.0	28.7	1.3	4.5%
Gross margin	20.0%	20.2%
Salaries and related costs per visit, clinics (5)	$59.19	$59.52	$(0.33)	(0.6)%
Operating costs per visit, clinics (5)	$82.79	$83.34	$(0.55)	(0.7)%
Working days	254	255	(1)	(0.4)%
Number of clinics at the end of the period	671	640	31	4.8%

(1)	See defined terms above for definitions.
(2)	Clinic additions during the years ended 2023 and 2022.
(3)	Revenue from closed clinics includes revenues from the 15 and 16 clinics closed during the full year December 31, 2023 and 2022, respectively.
(4)	Includes revenues and costs from management contracts.
(5)	Excludes management contract costs.
(6)	Not meaningful.

Revenues

Revenues increased $50.5 million, or 10.6%, to $526.5 million in Full Year 2023 compared to $476.1 million in Full Year 2022.  This increase was primarily due to a record-high average daily visits per clinic for a full year in the Company’s history of 30.0 visits, and an increase in volume from the 31 net new clinics added since the comparable prior year period, partially offset by a decrease in net rate per patient visit to $102.80 for Full Year 2023 compared to $103.63 for Full Year 2022. Total patient visits were 5,005,426 for the 2023 Year and 4,483,282 for the 2022 Year, an increase of 11.6%, with visits at mature clinics up 3.1%. The decrease in net rate in the Full Year 2023 from the Full Year 2022 was primarily due to the combined Medicare rate reductions in 2022 and 2023. All other payor categories, including commercial and workers’ compensation, increased as compared to the prior year.

Other revenue was $12.0 million for the Full Year 2023 Year and $11.5 million for the Full Year 2022, of which management contracts was $8.6 million for the Full Year 2023 as compared to $8.1 million for the Full Year 2022.

Operating costs

Operating costs increased by $41.4 million or 10.9% to $421.5 million in the Full Year 2023 from $380.0 million in the Full Year 2022. The increase was primarily due to the higher volume from the new clinics added since the comparable year period as well as increased patient visits in Mature Clinics. Operating costs for Mature Clinics increased $10.1 million year over year to $363.2 million for the Full Year 2023 from $353.2 million for the Full Year 2022 due to increased visits in the comparable periods. On a per visit basis (excluding management contracts), operating costs decreased to $82.79 for the Full Year 2023 compared to $83.34 for the Full Year 2022.

Salaries and related costs related to clinics increased to $296.3 million in the Full Year 2023 from $266.8 million in the 2022 Year, an increase of $29.5 million, or 11.1%. Salaries and related costs per visit (excluding management contracts), related to clinics decreased to $59.19 for the Full Year 2023 from 59.52 for the Full Year 2022 mostly due to the 31 new clinics added year over year as well as increased visits from Mature Clinics.

Rent, supplies, contract labor and other costs related to clinics increased to $97.2 million in the Full Year 2023 from $87.6 million in the 2022 Year, an increase of $9.6 million, or 11.1% mostly due to the 31 new clinics added year over year as well as increased visits from Mature Clinics. Rent, supplies, contract labor and other costs, clinics decreased slightly on a per visit basis to $19.42 per visit for the Full Year 2023 compared to $19.53 for the Full Year 2022. Operating costs related to management contracts increased 10.7% from $6.4 million for the Full Year 2022 to $7.1 million in the Full Year 2023.

The provision for credit losses was $6.2 million for the Full Year 2023 and $5.5 million for the Full Year 2022. As a percentage of net revenues, the provision for credit losses were 1.0% for both 2023 and 2022. Our provision for credit losses as a percentage of total patient accounts receivable was 5.0% on December 31, 2023, and 5.2% on December 31, 2022.

Gross Profit

Gross profit from physical therapy operations increased $9.0 million, or 9.4%, to $105.1 million for Full Year 2023 from $96.1 million for Full Year 2022 while the gross profit margin from physical therapy operations decreased slightly to 20.0% for Full Year 2023 from 20.2% and Full Year 2022.

Industrial Injury Prevention Services

	For the Year Ended December 31,
	202	2022
	(In thousands, except percentages)
Net revene	$78,254	$77,052
Operating costs	61,809	61,085
Gross profit	$16,445	$15,967

Gross margin	21.0%	20.7%

IIP business revenue increased $1.2 million to $78.3 million for the Full Year 2023 as compared to $77.1 million for the Full Year 2022. Operating costs related to the IIP business increased 1.2% in the Full Year 2023 to $61.8 million from $61.1 million for the Full Year 2022. Gross profit increased $0.5 million, or 3.0%, to $16.4 million for Full Year 2023 from $16.0 million for the Full Year 2022 while gross profit margin percentage from IIP operations increased slightly to 21.0% for Full Year 2023 from 20.7% for the Full Year 2022.

Corporate Office Costs

Corporate office costs were $52.0 million, or 8.6% of net revenue, for the Full Year 2023 compared to $46.1 million, or 8.3% of net revenue, for the Full Year 2022. The increase in corporate office costs was primarily due to higher salaries and related costs to support the larger number of clinics.

Impairment of Goodwill and Other Intangible Assets

A non-cash impairment charge of $17.5 million was recognized during the Full Year 2023 related to a reporting unit in our IIP segment. This compares to a $9.1 million non-cash impairment charge to goodwill in the comparable prior year period related to the same reporting unit.

Operating Income

Operating income was $52.1 million for the Full Year 2023 compared to $56.8 million for the Full Year 2022.  Excluding the non-cash impairment charge of $17.5 million in the Full Year 2023 and $9.1 million in the Full Year 2022, operating income was $69.6 million for the twelve months ended 2023 compared to $65.9 million for the twelve months ended 2022.

Other (Expenses) Income

Interest Expense, Debt and Other

Interest expense, net of $3.3 million savings from an interest rate swap arrangement discussed below in the “Liquidity and Capital Resources - Interest Rate Swap”, increased $3.5 million to $9.3 million for the Full Year 2023 compared to $5.8 million in the Full Year 2022 due to increased borrowings. The interest rate on the Company’s term loan, was 4.9% for the Full Year 2023, with an all-in effective interest rate, including all associated costs, of 5.3%.

Interest income from investment

Interest income from investment amounted to $3.8 million for the Full Year 2023. This interest income is a result of investing excess cash associated with proceeds from our secondary offering completed in May 2023.

Change in fair value of contingent earn-out consideration

We revalued contingent earn-out consideration related to certain acquisitions resulting in an expense of $1.6 million for the Full Year 2023 compared to a gain of $2.5 million for the Full Year 2022.

Change in Revaluation of Put-Right Liability

For the Full Year 2023, we recorded a gain of $2.6 million on the valuation of the put-right liability compared to a loss of less than $0.1 million for the Full Year 2022. The put-right relates to the potential future purchase of a company that provides physical therapy and rehabilitation services to hospitals and other ancillary providers in a distinct market area.

Equity in earnings of unconsolidated affiliate

For the Full Year 2023, we recognized income of $1.0 million compared to $1.2 million for the Full Year 2022 from a joint venture which provides physical therapy services for patients at hospitals. Since we are deemed to not have a controlling interest in the joint venture, our investment is accounted for using the equity method of accounting.

Provision for Income Taxes

The provision for income tax was $12.2 million for each of the years ended 2023 and 2022. The provision for income tax as a percentage of income before taxes less net income attributable to non-controlling interest (effective tax rate) was 30.1% for 2023 and 27.4% for 2022 as calculated below.  The increase in the effective tax rate was primarily due to return-to-provision adjustments mostly related to true up of differences between tax and book basis of certain intangibles.

	For the Year Ended
	December 31, 2023	December 31, 2022
	(In thousands, except percentages)
Income before taxes	$49,376	$55,571

Less: Net income attributable to non-controlling interest:
Redeemable non-controlling interest - temporary equity	(4,426)	(6,902)
Non-controlling interest - permanent equity	(4,555)	(4,347)
	$(8,981)	$(11,249)

Income before taxes less net income attributable to non-controlling interest	$40,395	$44,322

Provision for income taxes	$12,156	$12,164

Effective income tax rate	30.1%	27.4%

Net Income Attributable to Non-controlling Interest

Net income attributable to redeemable non-controlling interest (temporary equity) was $4.4 million for the Full Year 2023 and $6.9 million for the Full Year 2022.  Net income attributable to non-controlling interest (permanent equity) was $4.6 million for the Full Year 2023 and $4.3 million for the Full Year 2022.

Other Comprehensive Income

We entered into an interest rate swap agreement in May 2022, which became effective on June 30, 2022.  The maturity date of the swap agreement is June 30, 2027.  It has a $150 million notional value adjusted concurrently with scheduled principal payments made on the term loan.  Beginning in July 2022, we pay a fixed one-month Secured Overnight Financing Rate (“SOFR”) of interest of 2.815%. The total interest rate in any period also includes an applicable margin based on the Company’s consolidated leverage ratio. In the Full Year 2023, our interest rate including the applicable margin was 4.9%.  Unrealized gains and losses related to the fair value of the interest rate swap are recorded to accumulated other comprehensive income (loss), net of tax. The fair value of the interest rate swap at December 31, 2023, was $3.7 million, and $5.4 million at December 31, 2022, which has been included within Other assets (current and long term) in the accompanying Consolidated Balance Sheet. The impact of the interest rate swap on the accompanying Consolidated Statements of Comprehensive Income was an unrealized loss of $1.2 million, net of tax, for the 2023 Year.

LIQUIDITY AND CAPITAL RESOURCES

We believe that our business has sufficient cash to allow us to meet our short-term cash requirements. Total cash and cash equivalents were $152.8 million as of December 31, 2023, compared to $31.6 million as of December 31, 2022. Additionally, we had $144.4 million of outstanding borrowings and $175.0 million in available credit under our credit facilities as of December 31, 2023, compared to $179.1 million of outstanding borrowings and $145.9 million in available credit under our credit facilities as of December 31, 2022.

On May 30, 2023, we completed a secondary offering of our common stock resulting in net proceeds of $163.6 million after deducting fees associated with the transaction. A portion of the net proceeds was used to repay the $35.0 million then outstanding under our Credit Agreement while the remainder is expected to be used primarily for acquisitions. Our cash is currently invested in a high-yield savings account which generated interest income of approximately $2.1 million in 2023.

We believe that our cash and cash equivalents and availability under our Credit Facilities are sufficient to fund the working capital needs of our operating subsidiaries through at least February 29, 2025.

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

We make reasonable and appropriate efforts to collect accounts receivable, including applicable deductible and co-payment amounts. Claims are submitted to payors daily, weekly or monthly in accordance with our policy or payor’s requirements. When possible, we submit our claims electronically. The collection process is time consuming and typically involves the submission of claims to multiple payors whose payment of claims may be dependent upon the payment of another payor. Claims under litigation and vehicular incidents can take a year or longer to collect. Medicare and other payor claims relating to new clinics awaiting CMS approval initially may not be submitted for six months or more. When all reasonable internal collection efforts have been exhausted, accounts are written off prior to sending them to outside collection firms. With managed care, commercial health plans and self-pay payor type receivables, the write-off generally occurs after the balance has been outstanding for 120 days or longer.  As of December 31, 2023, we have accrued $8.8 million related to credit balances (included in accrued expenses), a portion of which is due to patients and payors.  The credit balances are expected to be resolved or paid in the next twelve months.

The average accounts receivable days outstanding was 29 days on December 31, 2023, and 31 days on December 31, 2022. Net patient receivables in the amounts of $6.3 million and $5.5 million were written-off in 2023 and 2022, respectively.

Cash Flow

A summary of our operating, investing, and financing activities is discussed below.

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021

Net cash provided by operating activities	$81,978	$58,537	$76,406
Net cash used in investing activities	45,015	81,269	124,136
Net cash provided by financing activities	84,268	25,759	43,379

Operating Activities

Cash provided by operating activities increased $23.4 million to $82.0 million for the year ended December 31, 2023 as compared to $58.5 million for the year ended December 31, 2022.  This increase was mostly due to higher Adjusted EBITDA as well as increased collections from patient receivables.

Investing Activities

Cash used in investing activities during the year ended December 31, 2023 totaled $45.0 million and consisted of $9.3 million of fixed assets purchases and $37.8 million used in the purchase of majority interests in businesses and non-controlling interest, temporary and permanent equity.  These were partially offset by $1.0 million proceeds from sale of non-controlling interest, temporary and permanent and $0.8 million distribution from an unconsolidated affiliate.

Financing Activities

Cash provided by financing activities during the year ended December 31, 2023, totaled $84.3 million and consisted of $163.6 million proceeds from a secondary offering completed in May 2023, partially offset by $31.0 million of net payments under our revolving credit facility, $24.1 million of dividends paid to our shareholders, $16.1 million distribution to non-controlling interest and payments of $8.2 million on our debt.

Senior Credit Facilities

On December 5, 2013, we entered into an Amended and Restated Credit Agreement with a commitment for a $125.0 million revolving credit facility. This agreement was amended and/or restated in August 2015, January 2016, March 2017, November 2017, and January 2021.On June 17, 2022, we entered into the Third Amended and Restated Credit Agreement (the “Credit Agreement”) among Bank of America, N.A., as administrative agent (“Administrative Agent”) and the lenders from time-to-time party thereto.

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

We are permitted to increase the Revolving Facility and/or add one or more tranches of term loans in an aggregate amount not to exceed the sum of (i) $100 million plus (ii) an unlimited additional amount, provided that (in the case of clause (ii)), after giving effect to such increases, the pro forma Consolidated Leverage Ratio (as defined in the Credit Agreement) would not exceed 2.0:1.0, and the aggregate amount of all incremental increases under the Revolving Facility does not exceed $50,000,000.

The interest rates per annum applicable to the Senior Credit Facilities (other than in respect of Swingline Loans) will be Term SOFR as defined in the agreement plus an applicable margin or, at our option, an alternate base rate plus an applicable margin. The interest rate for the 2023 Year on our Senior Credit Facilities, net of savings from the interest rate swap described below, was 5.1%, with an all-interest rate, including all associated costs, of 5.7%. Interest is payable at the end of the selected interest period but no less frequently than quarterly and on the date of maturity.

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

As of December 31, 2023, $144.4 million was outstanding on the Term Facility while none was outstanding under the Revolving Facility, resulting in $175.0 million of credit availability. As of December 31, 2023, we were in compliance with all of the covenants contained in the Credit Agreement. The average effective interest rate, net of the savings from interest rate swap discussed below, for borrowings under the Senior Credit Facility, inclusive of all associated costs, was 5.3% for the Full Year 2023.

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

We designated our interest rate swap as a cash flow hedge and structured it to be highly effective. Consequently, unrealized gains and losses related to the fair value of the interest rate swap are recorded to accumulate other comprehensive income (loss), net of tax.

As of December 31, 2023, the fair value of the interest rate swap was $3.7 million, a decrease of $1.2 million, net of a $0.4 million, income tax effect, as compared to December 31, 2022. The fair value of the interest rate swap is included in other assets (current and long term) in our consolidated balance sheet while the increase in fair value is presented as unrealized loss in our unaudited consolidated statements of comprehensive income. The interest rate swap arrangement generated $3.3 million in interest savings for the Full Year 2023. The average interest rate for the term facility, net of the savings from the swap in the Full Year 2023 was 4.9%.

Notes Payable and Deferred Payments Related to Acquisitions

We generally enter into various notes payable as a means of financing our acquisitions. Our present outstanding notes payable primarily relate to the acquisitions of a business or acquisitions of majority interests in such businesses. At December 31, 2023, our remaining outstanding balance on these notes aggregated $5.3 million. $1.6 million of the outstanding notes payable are payable in 2023, $2.4 million is payable in 2024, and $1.3 million is payable in 2025. Notes are generally payable in equal annual installments of principal over two years plus any accrued and unpaid interest. Interest accrues at various interest rates ranging from 3.25% to 8.0% per annum.

On September 29, 2023, we acquired a 70% equity interest in a four-clinic physical therapy practice. The owner of the practice retained 30% of the equity interests. The purchase price for the 70% equity interest was approximately $6.0 million, of which $5.4 million was paid in cash, and $0.6 million was in the form of a note payable. The note accrues interest at 5.0% per annum and the principal and interest are payable in two installments. The first payment of principal and interest of $0.3 million was paid January 2024, and the second installment of $0.3 million is due on September 30, 2025.

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

On October 31, 2022, we acquired a 60% interest in a fourteen-clinic physical therapy practice. The practice’s owners retained 40% of the equity interests. The purchase price for the 60% equity interest was approximately $19.5 million, with a potential additional amount to be paid at a later date based on the performance of the business. This contingent consideration had a fair value of $9.8 million on December 31, 2023. The fair value of this contingent consideration will be adjusted quarterly based on certain criteria and market inputs. There is no maximum payout for this contingency.

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

Historically, we have generated sufficient cash from operations to fund our development activities and to cover operational needs. We currently have $152.8 million of cash on hand, a significant portion of which is available for deployment into development and other growth initiatives.  We plan to continue developing new clinics and making additional acquisitions. We have from time to time purchased the non-controlling interests of limited partners in our Clinic Partnerships. We may purchase additional non-controlling interests in the future. Generally, any acquisition or purchase of non-controlling interests is expected to be accomplished using a combination of cash and financing. A large acquisition may require financing.

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

Redeemable Non-Controlling Interest

Certain of our limited partnership agreements, as amended, provide that, upon the triggering events, we have a call right and the selling entity or individual has a put right for the purchase and sale of the limited partnership interest held by the partner. Once triggered, the put right and the call right do not expire, even upon an individual partner’s death, and contain no mandatory redemption feature. The purchase price of the partner’s limited partnership interest upon the exercise of either the put right or the call right is calculated per the terms of the respective agreements and classified as redeemable non-controlling interest (temporary equity) in our consolidated balance sheets. The fair value of the redeemable non-controlling interest at December 31, 2023 was $174.8 million.

In the event that a limited non-controlling interest partner’s employment ceases at any time after a specified date that is typically between three and five years from the acquisition date, we have agreed to certain contractual provisions which enable such non-controlling interest partners to exercise their right to trigger our repurchase of that partner’s non-controlling interest at a predetermined multiple of earnings before interest and taxes.

Share Repurchase Program

In March 2009, the Board authorized the repurchase of up to 10% of our common stock (“March 2009 Authorization”). Under the March 2009 Authorization, the Company has purchased a total of 859,499 shares. In November 2023, the Board terminated the March 2009 Authorization such that any such repurchase of our common stock would be considered and determined by the Board at the time of repurchase. We did not purchase any shares of our common stock during the year ended December 31, 2023, or December 31, 2022.

Contractual Obligations

We have future obligations for debt repayments and associated interest payments as well as future minimum rentals under our non-cancellable operating leases. The obligations as of December 31, 2023, are summarized as follows:

	Total	2024	2025	2026	2027	2028	Thereafter
	(In thousands)
Term facility (1)	$144,375	5,625	7,500	9,375	$121,875	$-	$-
Notes payable (2)	3,775	2,486	1,289	-	-	-	-
Interest expense on Term Facility and notes payable (3)	20,958	6,725	6,508	6,210	1,515	-	-
Operating leases (4)	144,666	46,845	36,447	27,406	18,495	10,025	5,448
	$313,774	$61,681	$51,744	$42,991	$141,885	$10,025	$5,448

(1) Amounts due under our Term Facility discussed above.
(2) Amounts due related to certain acquisitions discussed above.
(3) Interest on our Senior Credit Facility was estimated using the average outstanding balance for the respective periods and our effective interest rate on our Term Facility at December 31, 2023, of 4.7%.  Interest on our other debt was estimated using the stated rate in the debt agreement.
(4) Includes variable non-lease components, including but not limited to common area maintenance.

CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires estimates and judgments that affect the reported amounts of our assets, liabilities, net sales and expenses, and disclosure of contingent assets and liabilities. Management bases estimates on historical experience and other assumptions it believes to be reasonable given the circumstances and evaluates these estimates on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions.

We believe that the following critical accounting policies involve a higher degree of judgment and complexity. See Note 2, Significant Accounting Policies, to our audited consolidated financial statements which are included elsewhere in this Annual Report on Form 10-K for a complete discussion of our significant accounting policies. The following reflect the significant estimates and judgments used in the preparation of our consolidated financial statements.

Revenue Recognition

Revenues are recognized in the period in which services are rendered. Net patient revenue consists of revenues from physical therapy and occupational therapy clinics that provide pre-and post-operative care and treatment for orthopedic related disorders, sports-related injuries, preventative care, rehabilitation of injured workers and neurological-related injuries. Net patient revenue (patient revenues less estimated contractual adjustments – described below) is recognized at the estimated net realizable amounts from third-party payors, patients and others in exchange for services rendered when obligations under the terms of the contract are satisfied. There is an implied contract between us and the patient upon each patient visit. Separate contractual arrangements exist between us and third-party payors (e.g. insurers, managed care programs, government programs, and workers' compensation programs) which establish the amounts the third parties pay on behalf of the patients for covered services rendered. While these agreements are not considered contracts with the customer, they are used for determining the transaction price for services provided to the patients covered by the third-party payors. The payor contracts do not indicate performance obligations for us but indicate reimbursement rates for patients who are covered by those payors when the services are provided. At that time, we are obligated to provide services for the reimbursement rates stipulated in the payor contracts. The execution of the contract alone does not indicate a performance obligation. For self-paying customers, the performance obligation exists when we provide the services at established rates. The difference between our established rate and the anticipated reimbursement rate is accounted for as an offset to revenue—contractual allowance.

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

Revenues from the IIP business, which are also included in other revenues in the consolidated statements of net income, are derived from onsite services we provide to clients’ employees including injury prevention, rehabilitation, ergonomic assessments, and performance optimization. Revenue from the IIP business is recognized when obligations under the terms of the contract are satisfied. Revenues are recognized at an amount equal to the consideration we expect to receive in exchange for providing injury prevention services to our clients. The revenue is determined and recognized based on the number of hours and respective rate for services provided in a given period.

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

We determine allowances for credit losses based on the specific agings of receivables and payor classifications at each clinic. The provision for credit losses is included in clinic operating costs in the statements of net income. Patient accounts receivable, which are stated at the historical carrying amount net of contractual allowances, write-offs and allowance for credit losses, includes only those amounts we estimate to be collectible. Our provision for credit losses was 1.0% of total net revenue for each years ended December 31, 2023, 2022 and 2021, respectively.  Management believes that this is reasonable because the majority of our payors consist of highly solvent, highly regulated, commercial insurance companies as well as government programs, including Medicare.

Contractual Allowances

Contractual allowances result from the differences between the rates charged for services performed and expected reimbursements by both insurance companies and government sponsored healthcare programs for such services. Medicare regulations and the various third-party payors and managed care contracts are often complex and may include multiple reimbursement mechanisms payable for the services provided in our clinics. We estimate contractual allowances based on our interpretation of the applicable regulations, payor contracts and historical calculations. Each month we estimate our contractual allowance for each clinic based on payor contracts and the historical collection experience of the clinic and apply an appropriate contractual allowance reserve percentage to the gross accounts receivable balances for each payor of the clinic. Based on our historical experience, calculating the contractual allowance reserve percentage at the payor level is sufficient to allow us to provide the necessary detail and accuracy with our collectability estimates. However, the services authorized and provided and related reimbursement are subject to interpretation that could result in payments that differ from our estimates. Payor terms are periodically revised necessitating continual review and assessment of the estimates made by management. Our billing systems may not capture the exact change in our contractual allowance reserve estimate from period to period. Therefore, in order to assess the accuracy of our revenues and hence our contractual allowance reserves, our management regularly compares our cash collections to corresponding net revenues measured both in the aggregate and on a clinic-by-clinic basis. In the aggregate, the historical difference between net revenues and corresponding cash collections in any given fiscal year has generally reflected a difference within approximately 1.0% to 1.5% of net revenues. Additionally, analysis of subsequent period’s contractual write-offs on a payor basis reflects a difference within approximately 1.0% to 1.5% between the actual aggregate contractual reserve percentage as compared to the estimated contractual allowance reserve percentage associated with the same period end balance. As a result, we believe that a reasonable likely change in the contractual allowance reserve estimate would not be more than 1.0% to 1.5% of gross billings in accounts receivable at December 31, 2023. For purposes of demonstrating the sensitivity of this estimate on our Company’s financial condition, a 1.0% to 1.5% increase or decrease in our aggregate contractual allowance reserve percentage would decrease or increase, respectively, net patient revenue by approximately $1.4 million to $1.5 million for the year ended December 31, 2023. Management believes the changes in the estimate of the contractual allowance reserve for the periods ended December 31, 2023, 2022 and 2021 have not been material to the statement of income.

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

We operate our business through two segments consisting of our physical therapy clinics and our IIP business. For purposes of goodwill impairment analysis, each of our segments is further broken down into reporting units.  Reporting units within our physical therapy business comprise of regions primarily based on each clinic’s location. In addition to the six regions, in 2023 and 2022, the IIP business consisted of two reporting units.

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

An impairment loss generally would be recognized when the carrying amount of the net assets of a reporting unit, inclusive of goodwill and other identifiable intangible assets, exceeds the estimated fair value of the reporting unit. The evaluation of goodwill in 2021 did not result in any goodwill amounts that were deemed impaired.

We recorded a charge for goodwill impairment of $15.8 million and $9.1 million in the years ended December 31, 2023, and December 31, 2022, respectively. We also recorded a charge of $1.7 million for the impairment of a tradename during the year ended December 31, 2023. The charges for impairment related to one reporting unit in the IIP business. The impairments are a result of a change in the reporting unit’s current and projected operating income as well as various market inputs based on current market conditions.

During the year ended December 31, 2023, we did not recognize any additional impairment as a result of the Company’s annual assessment of goodwill and tradenames for the other seven reporting units. We also noted no impairment to long-lived assets for all reporting units.

We will continue to monitor for any triggering events or other indicators of impairment.

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

On the date we acquire a controlling interest in a partnership and the limited partnership agreement for such partnerships contains redemption rights not under our control, the fair value of the non-controlling interest is recorded in the consolidated balance sheet under the caption—Redeemable non-controlling interest. Then, in each reporting period thereafter until it is purchased by us, the redeemable non-controlling interest is adjusted to the greater of its then current redemption value or initial value, based on the predetermined formula defined in the respective limited partnership agreement. As a result, the value of the non-controlling interest is not adjusted below its initial value. We record any adjustment in the redemption value, net of tax, directly to retained earnings and not in the consolidated statements of net income. Although the adjustments are not reflected in the consolidated statements of net income, current accounting rules require that we reflect the adjustments, net of tax, in the earnings per share calculation. The amount of net income attributable to redeemable non-controlling interest owners is included in consolidated net income on the face of the consolidated statement of income. We believe the redemption value (i.e. the carrying amount) and fair value are the same.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We maintain an interest rate swap arrangement which is considered a derivative instrument. Our indebtedness as of December 31, 2023, was the outstanding balance of seller notes from our acquisitions of $3.8 million, and an outstanding balance on our Credit Agreement of $144.4 million, which includes a term note with a balance of $144.4 million. The Revolving Facility does not have a balance as of December 31, 2023, and is subject to fluctuating interest rates. A 1% change in the interest rate would yield an additional $1.5 million of interest expense. See Note 10 to our consolidated financial statements included in Item 8.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND RELATED INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
U.S. Physical Therapy, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of U.S. Physical Therapy, Inc. (a Nevada corporation) and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of net income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 29, 2024 expressed an unqualified opinion.

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

Measurement of Patient Revenue Net of Contractual Adjustments

As further discussed in Note 2 to the consolidated financial statements, revenues are recognized in the period in which services are rendered. Net patient revenues (patient revenues less estimated contractual adjustments) are recognized at the estimated net realizable amounts from third-party payors, patients and others in exchange for services rendered when obligations under the terms of the contract are satisfied. The Company has agreements with third-party payors that provide for payments at amounts different from its established rates. Each month the Company estimates its contractual adjustment for each clinic based on the terms of third-party payor contracts and the historical collection and write-off experience of the clinic and applies a contractual adjustment reserve percentage to the gross accounts receivable balances. The Company then performs a comparison of cash collections to corresponding net revenues for the prior twelve months. We identified the measurement of contractual adjustments as a critical audit matter.

The principal consideration for our determination that the measurement of patient revenue net of contractual adjustments is a critical audit matter is that the estimate requires a high degree of auditor subjectivity in evaluating management’s assumptions related to developing future collection patterns across the various clinic locations.

Our audit procedures related to the Company’s measurement of contractual adjustments included the following, among others.

•	We tested the design and operating effectiveness of controls relating to billing and cash collections, net rate trend analysis and cash collections versus net revenue trend analysis.
•	For a sample of patient visits, we inspected and compared underlying documents for each transaction, which included gross billing rates and cash collected (net revenue).
•
For a sample of patient visits, we traced gross billings and net revenue to net revenue recorded in the general ledger and to each report used in determining and assessing the contractual adjustment calculation.

•
We compared cash collections to recorded net revenue over the twelve month period ended December 31, 2023 and again for the twelve month period ended in the first month subsequent to period end, to identify whether there were unusual trends that would indicate that the usage of historical collection patterns would no longer be reasonable to predict future collection patterns.

Impairment Assessments – Fair Value of a Certain Reporting Unit and Other Indefinite-lived Intangible Assets

As further discussed in Note 2 to the financial statements, goodwill and other indefinite-lived intangible assets are tested by the Company’s management for impairment at least annually or more frequently if events or circumstances indicate potential impairment. Goodwill and other indefinite-lived intangible assets are tested for impairment at the reporting unit level. For the year ended December 31, 2023 management prepared a quantitative impairment analysis for a reporting unit included in the industrial injury prevention services segment. The Company engaged a third-party valuation specialist for the estimation of fair value of the reporting unit. We identified the estimation of the fair value of this reporting unit as a critical audit matter.

The principal consideration for our determination that the estimation of the fair value of a certain reporting unit and other indefinite-lived intangible assets is a critical audit matter is that the estimate requires a  high degree of auditor subjectivity due to significant judgments with respect to assumptions used to project the future cash flows, including revenue growth rates, EBITDA and EBITDA margins, royalty rate, as well as the discount rate and the valuation methodologies applied by the third-party valuation specialist.

Our audit procedures related to the estimation of the fair value of this reporting unit included the following, among others.

•
We tested the design and operating effectiveness of controls over management’s review of the assumptions used to project future cash flows, the selection of appropriate discount rate, royalty rates, and valuation methodologies applied.

•	We utilized valuation specialists to evaluate:
o	The appropriateness of the methodologies applied,
o	The reasonableness of the discount rate, royalty rates, and
o	The qualifications of the third-party valuation specialist engaged by the Company based on their credentials and experience.
•	We assessed the reasonableness of assumptions applied by management in their future cash flows, including revenue growth rates, EBITDA, and EBITDA margins.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2004.

Houston, TX
February 29, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
U.S. Physical Therapy, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of U.S. Physical Therapy, Inc. (a Nevada corporation) and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2023, and our report dated February 29, 2024 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

 Houston, Texas
February 29, 2024

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	December 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$152,825	$31,594
Patient accounts receivable, less provision for credit losses of $2,736 and $2,829, respectively	51,866	51,934
Accounts receivable - other	17,854	16,671
Other current assets	10,830	11,067
Total current assets	233,375	111,266
Fixed assets:
Furniture and equipment	63,982	62,074
Leasehold improvements	46,941	42,877
Fixed assets, gross	110,923	104,951
Less accumulated depreciation and amortization	(84,821)	(80,203)
Fixed assets, net	26,102	24,748
Operating lease right-of-use assets	103,431	103,004
Investment in unconsolidated affiliate	12,256	12,131
Goodwill	509,571	494,101
Other identifiable intangible assets, net	109,682	108,755
Other assets	2,821	4,149
Total assets	$997,238	$858,154

LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST, USPH SHAREHOLDERS’ EQUITY AND NON-CONTROLLING INTEREST
Current liabilities:
Accounts payable - trade	$3,898	$3,300
Accounts payable - due to seller of acquired business	-	3,204
Accrued expenses	55,344	37,413
Current portion of operating lease liabilities	35,252	33,709
Current portion of term loan and notes payable	7,691	7,863
Total current liabilities	102,185	85,489
Notes payable, net of current portion	1,289	1,913
Revolving facility	-	31,000
Term loan, net of current portion and deferred financing costs	137,702	142,918
Deferred taxes	24,815	21,303
Operating lease liabilities, net of current portion	76,653	77,934
Other long-term liabilities	2,356	13,029
Total liabilities	345,000	373,586

Redeemable non-controlling interest - temporary equity	174,828	167,515

Commitments and Contingencies

U.S. Physical Therapy, Inc. (“USPH”) shareholders’ equity:
Preferred stock, $0.01 par value, 500,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.01 par value, 20,000,000 shares authorized, 17,202,291 and 15,216,326 shares issued, respectively	172	152
Additional paid-in capital	281,096	110,317
Accumulated other comprehensive gain	2,782	4,004
Retained earnings	223,772	232,948
Treasury stock at cost, 2,214,737 shares	(31,628)	(31,628)
Total USPH shareholders’ equity	476,194	315,793
Non-controlling interest - permanent equity	1,216	1,260
Total USPH shareholders’ equity and non-controlling interest - permanent equity	477,410	317,053
Total liabilities, redeemable non-controlling interest, USPH shareholders’ equity and non-controlling interest - permanent equity	$997,238	$858,154

The accompanying notes are an integral part of these Consolidated Financial Statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF NET INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	For the Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021

Net patient revenue	$514,556	$464,590	$438,330
Other revenue	90,246	88,554	56,692
Net revenue	604,802	553,144	495,022
Operating cost:
Salaries and related costs	353,390	319,191	278,469
Rent, supplies, contract labor and other	123,731	116,381	94,066
Provision for credit losses	6,172	5,548	5,305
Total operating cost	483,293	441,120	377,840

Gross profit	121,509	112,024	117,182

Corporate office costs	51,953	46,111	46,533
Impairment of goodwill and other intangible assets	17,495	9,112	-
Operating income	52,061	56,801	70,649

Other (expense) income
Interest expense, debt and other	(9,303)	(5,779)	(942)
Interest income from investments	3,774	-	-
Change in fair value of contingent earn-out consideration	(1,550)	2,520	-
Change in revaluation of put-right liability	2,582	(5)	-
Equity in earnings of unconsolidated affiliate	955	1,175	112
Relief Funds	467	-	4,597
Settlement of a legal matter	-	-	(2,635)
Resolution of a payor matter	-	-	1,216
Other	390	859	199
Total other (expense) income	(2,685)	(1,230)	2,547
Income before taxes	49,376	55,571	73,196

Provision for income taxes	12,156	12,164	15,272
Net income	37,220	43,407	57,924

Less: Net income attributable to non-controlling interest:
Redeemable non-controlling interest - temporary equity	(4,426)	(6,902)	(11,358)
Non-controlling interest - permanent equity	(4,555)	(4,347)	(5,735)
	(8,981)	(11,249)	(17,093)

Net income attributable to USPH shareholders	$28,239	$32,158	$40,831

Basic and diluted earnings per share attributable to USPH shareholders	$1.28	$2.25	$2.41

Shares used in computation - basic and diluted	14,188	12,985	12,898

Dividends declared per common share	$1.72	$1.64	$1.46

The accompanying notes are an integral part of these Consolidated Financial Statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS)

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021

Net income	$37,220	$43,407	$57,924
Other comprehensive loss
Unrealized (loss) gain on cash flow hedge	(1,642)	5,378	-
Tax effect at statutory rate (federal and state)	420	(1,374)	-
Comprehensive income	$35,998	$47,411	$57,924

Comprehensive income attributable to non-controlling interest	(8,981)	(11,249)	(17,093)
Comprehensive income attributable to USPH shareholders	$27,017	$36,162	$40,831

The accompanying notes are an integral part of these Consolidated Financial Statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(IN THOUSANDS)

	U.S. Physical Therapy, Inc.
	Common Stock		Additional	Accumulated Other	Retained	Treasury Stock		Total Shareholders’	Non-Controlling
	Shares	Amount	Paid-In Capital	Comprehensive Gain	Earnings	Shares	Amount	Equity	Interests	Total

Balance January 1, 2021	15,066	$151	$95,622	$-	$212,015	(2,215)	$(31,628)	$276,160	$1,470	$277,630
Net income attributable to USPH shareholders	-	-	-	-	40,831	-	-	40,831	-	40,831
Net income attributable to non-controlling interest - permanent equity	-	-	-	-	-	-	-	-	5,735	5,735
Issuance of restricted stock, net of cancellations	60	-	-	-	-	-	-	-	-	-
Revaluation of redeemable non-controlling interest	-	-	-	-	(9,686)	-	-	(9,686)	-	(9,686)
Purchase of non-controlling interest	-	-	(918)	-	-	-	-	(918)	(60)	(978)
Sale of non-controlling interest	-	-	96	-	-	-	-	96	2	98
Compensation expense - equity-based awards	-	-	7,867	-	-	-	-	7,867	-	7,867
Dividends paid to USPH shareholders	-	-	-	-	(18,765)	-	-	(18,765)	-	(18,765)
Distributions to non-controlling interest partners - permanent equity	-	-	-	-	-	-	-	-	(5,572)	(5,572)
Short swing profit settlement	-	-	20	-	-	-	-	20	-	20
Other	-	-	1	-	-	-	-	1	-	1
Balance December 31, 2021	15,126	$151	$102,688	$-	$224,395	(2,215)	$(31,628)	$295,606	$1,575	$297,181

	U.S. Physical Therapy, Inc.
	Common Stock		Additional	Accumulated Other	Retained	Treasury Stock		Total Shareholders’	Non-Controlling
	Shares	Amount	Paid-In Capital	Comprehensive Gain	Earnings	Shares	Amount	Equity	Interests	Total

Balance January 1, 2022	15,126	$151	$102,688	$-	$224,395	(2,215)	$(31,628)	$295,606	$1,575	$297,181
Net income attributable to USPH shareholders	-	-	-	-	32,158	-	-	32,158	-	32,158
Net income attributable to non-controlling interest - permanent equity	-	-	-	-	-	-	-	-	4,347	4,347
Issuance of restricted stock, net of cancellations	90	1	-	-	-	-	-	1	-	1
Revaluation of redeemable non-controlling interest	-	-	-	-	(2,896)	-	-	(2,896)	-	(2,896)
Purchase of non-controlling interest	-	-	(353)	-	-	-	-	(353)	(101)	(454)
Compensation expense - equity-based awards	-	-	7,264	-	-	-	-	7,264	-	7,264
Transfer of compensation liability for certain stock	-	-	707	-	-	-	-	707	-	707
Dividends paid to USPH shareholders	-	-	-	-	(21,321)	-	-	(21,321)	-	(21,321)
Distributions to non-controlling interest partners - permanent equity	-	-	-	-	-	-	-	-	(5,246)	(5,246)
Deferred taxes related to redeemable non-controlling interest - temporary equity	-	-	-	-	613	-	-	613	-	613
Other comprehensive gain	-	-	-	4,004	-	-	-	4,004	-	4,004
Other	-	-	11	-	(1)	-	-	10	685	695
Balance December 31, 2022	15,216	$152	$110,317	$4,004	$232,948	(2,215)	$(31,628)	$315,793	$1,260	$317,053

	U.S. Physical Therapy, Inc.
	Common Stock		Additional	Accumulated Other	Retained	Treasury Stock		Total Shareholders’	Non-Controlling
	Shares	Amount	Paid-In Capital	Comprehensive Loss	Earnings	Shares	Amount	Equity	Interests	Total

Balance January 1, 2023	15,216	$152	$110,317	$4,004	$232,948	(2,215)	$(31,628)	$315,793	$1,260	$317,053
Net income attributable to USPH shareholders	-	-	-	-	28,239	-	-	28,239	-	28,239
Net income attributable to non-controlling interest - permanent equity	-	-	-	-	-	-	-	-	4,555	4,555
Issuance of restricted stock, net of cancellations	70	-	-	-	-	-	-	-	-	-
Issuance of common stock, pursuant to the secondary public offering, net of issuance costs	1,916	20	163,626	-	-	-	-	163,646	-	163,646
Revaluation of redeemable non-controlling interest	-	-	-	-	(13,564)	-	-	(13,564)	-	(13,564)
Compensation expense - equity-based awards	-	-	7,236	-	-	-	-	7,236	-	7,236
Sale of non-controlling interest	-	-	-	-	-	-	-	-	4	4
Purchase of partnership interests - non-controlling interest	-	-	(83)	-	-	-	-	(83)	(36)	(119)
Dividends payable to USPH shareholders	-	-	-	-	(24,128)	-	-	(24,128)	-	(24,128)
Distributions to non-controlling interest partners - permanent equity	-	-	-	-	-	-	-	-	(4,567)	(4,567)
Deferred taxes related to redeeemable non-controlling interest - temporary equity	-	-	-	-	587	-	-	587	-	587
Other comprehensive loss	-	-	-	(1,222)	(2)	-	-	(1,224)	-	(1,224)
Other	-	-	-	-	(308)	-	-	(308)	-	(308)
Balance December 31, 2023	17,202	$172	$281,096	$2,782	$223,772	(2,215)	$(31,628)	$476,194	$1,216	$477,410

The accompanying notes are an integral part of these Consolidated Financial Statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
OPERATING ACTIVITIES
Net income including non-controlling interest	$37,220	$43,407	$57,924
Adjustments to reconcile net income including non-controlling interest to net cash provided by operating activities:
Depreciation and amortization	15,695	14,743	11,591
Provision for credit losses	6,172	5,548	5,305
Equity-based awards compensation expense	7,236	7,264	7,867
Amortization of debt issue costs	420	305	56
Change in deferred income taxes	4,490	4,309	5,688
Change in revaluation of put-right liability	(2,582)	5	-
Change in fair value of contingent earn-out consideration	1,550	(2,520)	-
Equity of earnings in unconsolidated affiliate	(955)	(1,175)	(112)
Loss (gain) on sale of clinics and fixed assets	166	(643)	-
Impairment of goodwill and other intangible assets	17,495	9,112	-
Other	-	(83)	(134)
Changes in operating assets and liabilities:
Increase in patient accounts receivable	(5,645)	(10,279)	(9,417)
Increase in accounts receivable - other	(356)	(307)	(1,538)
Increase (decrease) in other current and long term assets	(197)	(5,940)	(633)
Decrease (increase) in accounts payable and accrued expenses	15	(7,755)	4,657
Decrease (increase) in other long-term liabilities	1,254	2,546	(4,848)
Net cash provided by operating activities	81,978	58,537	76,406

INVESTING ACTIVITIES
Purchase of fixed assets	(9,294)	(8,248)	(8,201)
Purchase of majority interest in businesses, net of cash acquired	(26,582)	(59,788)	(86,823)
Purchase of redeemable non-controlling interest, temporary equity	(10,986)	(14,987)	(28,465)
Purchase of non controlling interest, permanent equity	(281)	(280)	(1,274)
Proceeds on sale of non-controlling interest, permanent equity	102	-	131
Proceeds on sale of partnership interest - redeemable non-controlling interest, temporary equity	875	402	69
Distributions from unconsolidated affiliate	830	1,259	152
Proceeds on sale of partnership interest, clinics and fixed assets	-	373	275
Other	321	-	-
Net cash used in investing activities	(45,015)	(81,269)	(124,136)

FINANCING ACTIVITIES
Proceeds from issuance of common stock pursuant to the secondary public offering, net of issuance costs	163,646	-	-
Proceeds from revolving facility	24,000	101,000	316,000
Distributions to non-controlling interest, permanent and temporary equity	(16,100)	(15,348)	(16,931)
Cash dividends paid to shareholders	(24,128)	(21,321)	(18,765)
Payments on revolving facility	(55,000)	(184,000)	(218,000)
Principal payments on notes payable	(4,400)	(930)	(4,899)
Payments on term loan	(3,750)	(1,875)	-
Proceeds from term loan	-	150,000	-
Payment of deferred financing costs	-	(1,779)	-
Payment of Medicare Accelerated and Advance Funds	-	-	(14,054)
Other	-	12	28
Net cash provided by financing activities	84,268	25,759	43,379

Net increase in cash and cash equivalents	121,231	3,027	(4,351)
Cash and cash equivalents - beginning of period	31,594	28,567	32,918
Cash and cash equivalents - end of period	$152,825	$31,594	$28,567

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$4,926	$7,615	$12,214
Interest paid	$8,655	$5,687	$1,352
Non-cash investing and financing transactions during the period:
Purchase of businesses - seller financing portion	$1,815	$1,574	$3,050
Liabilities assumed associated with a purchase of a business	$524	$-	$-
Notes payable related to purchase of redeemable non-controlling interest, temporary equity	$1,087	$1,074	$1,759
Notes payable related to the purchase of non-controlling interest, permanent equity	$200	$296	$-
Notes receivable related to sale of redeemable non-controlling interest, temporary equity	$4,136	$1,580	$914
Notes receivable related to the sale of non-controlling interest, permanent equity	$458	$-	$-

The accompanying notes are an integral part of these Consolidated Financial Statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2023, 2022 and 2021

1. Organization, Nature of Operations and Basis of Presentation

The consolidated financial statements include the accounts of U.S. Physical Therapy, Inc. and its subsidiaries (the “Company”). All significant intercompany transactions and balances have been eliminated.

The Company operates its business through two reportable business segments. The Company’s reportable segments include the physical therapy operations segment and the industrial injury prevention services (“IIP”) segment. The Company’s physical therapy operations consist of physical therapy and occupational therapy clinics that provide pre-and post-operative care and treatment for orthopedic-related disorders, sports-related injuries, preventive care, rehabilitation of injured workers and neurological injuries. Services provided by the IIP segment include onsite injury prevention and rehabilitation, performance optimization and ergonomic assessments.

During the last three years, the Company completed the acquisitions of the following clinic practices and IIP businesses detailed below:

		% Interest	Number of
Acquisition	Date	Acquired	Clinics
October 2023 Acquisition	October 31, 2023	**	*
September 2023 Acquisition 1	September 29, 2023	70%	4
September 2023 Acquisition 2	September 29, 2023	70%	1
July 2023 Acquisition	July 31, 2023	70%	7
May 2023 Acquisition	May 31, 2023	45%	4
February 2023 Acquisition	February 28, 2023	80%	1
November 2022 Acquisition	November 30, 2022	80%	13
October 2022 Acquisition	October 31, 2022	60%	14
September 2022 Acquisition	September 30, 2022	80%	2
August 2022 Acquisition	August 31, 2022	70%	6
March 2022 Acquisition	March 31, 2022	70%	6
December 2021 Acquisition	December 31, 2021	75%	3
November 2021 Acquisition	November 30, 2021	70%	*
September 2021 Acquisition	September 30, 2021	100%	*
June 2021 Acquisition	June 30, 2021	65%	8
March 2021 Acquisition	March 31, 2021	70%	6

*	IIP business
**	On October 31, 2023, the Company concurrently acquired 100% of an IIP business and a 55% equity interest in the ergonomics software business (“October 2023 Acquisition”).

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

Impact of COVID-19

Relief Funds
In March 2020 in response to the COVID-19 pandemic, the federal government approved the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The CARES Act provided additional waivers, reimbursement, grants and other funds to assist health care providers during the COVID-19 pandemic, including $100.0 billion in appropriations for the Public Health and Social Services Emergency Fund, also referred to as the Provider Relief Fund, to be used for preventing, preparing, and responding to the coronavirus, and for reimbursing eligible health care providers for lost revenues and health care related expenses that are attributable to COVID-19. For the year ended December 31, 2021, the Company recorded income of approximately $4.6 million under the CARES Act (“Relief Funds”). Under the Company’s accounting policy, these payments were recorded as Other income – Relief Funds.

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

The Company operates its business through two segments consisting of physical therapy clinics and an IIP business. For the purposes of goodwill impairment analysis, the segments are further broken down into reporting units.  Reporting units within our physical therapy business are comprised of six regions primarily based on each clinic’s location. In addition to the six regions, in 2023 and 2022, the IIP business consisted of two reporting units.

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

An impairment loss generally would be recognized when the carrying amount of the net assets of a reporting unit, inclusive of goodwill and other identifiable intangible assets, exceeds the estimated fair value of the reporting unit. The evaluation of goodwill in 2021 did not result in any goodwill amounts that were deemed impaired.

The Company recorded a charge for goodwill impairment of $15.8 million and $9.1 million in the years ended December 31, 2023, and December 31, 2022, respectively. The Company also recorded a charge of $1.7 million for impairment of a tradename during the year ended December 31, 2023. The charges for impairment related to one reporting unit in the IIP business.

During the year ended December 31, 2023, the Company did not recognize any additional impairment as a result of the Company’s annual assessment of goodwill and tradenames for the other seven reporting units. The Company also noted no impairment to long-lived assets for all reporting units.

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

On the date the Company acquires a controlling interest in a partnership, and the limited partnership agreement for such partnership contains redemption rights not under the control of the Company, the fair value of the non-controlling interest is recorded in the consolidated balance sheet under the caption—Redeemable non-controlling interest – temporary equity. Then, in each reporting period thereafter until it is purchased by the Company, the redeemable non-controlling interest is adjusted to the greater of its then current redemption value or initial carrying value, based on the predetermined formula defined in the respective limited partnership agreement. As a result, the value of the non-controlling interest is not adjusted below its initial carrying value. The Company records any adjustment in the redemption value, net of tax, directly to retained earnings and are not reflected in the consolidated statements of net income. Although the adjustments are not reflected in the consolidated statements of net income, current accounting rules require that the Company reflects the adjustments, net of tax, in the earnings per share calculation. The amount of net income attributable to redeemable non-controlling interest owners is included in consolidated net income on the face of the consolidated statements of net income. Management believes the redemption value (i.e. the carrying amount) and fair value are the same.

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

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 606. For ASC 606, there is an implied contract between us and the patient upon each patient visit. Separate contractual arrangements exist between us and third-party payors (e.g. insurers, managed care programs, government programs, workers’ compensation) which establish the amounts the third parties pay on behalf of the patients for covered services rendered. While these agreements are not considered contracts with the customer, they are used for determining the transaction price for services provided to the patients covered by the third-party payors. The payor contracts do not indicate performance obligations for us but indicate reimbursement rates for patients who are covered by those payors when the services are provided. At that time, the Company is obligated to provide services for the reimbursement rates stipulated in the payor contracts. The execution of the contract alone does not indicate a performance obligation. For self-paying customers, the performance obligation exists when we provide the services at established rates. The difference between the Company’s established rate and the anticipated reimbursement rate is accounted for as an offset to revenue—contractual allowance. Payments for services rendered are typically due 30 to 120 days after receipt of the invoice.

Patient revenue

Net patient revenue consists of revenues for physical therapy and occupational therapy clinics that provide pre-and post-operative care and treatment for orthopedic related disorders, sports-related injuries, preventative care, rehabilitation of injured workers and neurological-related injuries. Net patient revenues (patient revenues less estimated contractual adjustments, see – Contractual Adjustments, for additional information) are recognized at the estimated net realizable amounts from third-party payors, patients and others in exchange for services rendered when obligations under the terms of the contract are satisfied. There is an implied contract between us and the patient upon each patient visit. Generally, this occurs as the Company provides physical and occupational therapy services, as each service provided is distinct and future services rendered are not dependent on previously rendered services. The Company has agreements with third-party payors that provide payments to the Company at amounts different from its established rates.

Other Revenue

Revenue from the IIP business, which is included in other revenue in the consolidated statements of net income, is derived from onsite services the Company provides to clients’ employees including injury prevention, rehabilitation, ergonomic assessments, post-offer employment testing and performance optimization. Revenue from the Company’s IIP business is recognized when obligations under the terms of the contract are satisfied. Revenues are recognized at an amount equal to the consideration the company expects to receive in exchange for providing injury prevention services to its clients. The revenue is determined and recognized based on the number of hours and respective rate for services provided in a given period.

Management contract revenue, which is also included in other revenue, is derived from contractual arrangements whereby the Company manages a clinic for third party owners. The Company does not have any ownership interest in these clinics. Typically, revenue is determined based on the number of visits conducted at the clinic and recognized at a point in time when services are performed. Costs, typically salaries for the Company’s employees, are recorded when incurred. Management contract revenue was $8.6 million, $8.1 million and $9.9 million for the years ended December 31, 2023, December 31, 2022, and December 31, 2021, respectively.

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

Contractual Allowances

The allowance for estimated contractual adjustments is based on terms of payor contracts and historical collection and write-off experience. Contractual allowances result from the differences between the rates charged for services performed and expected reimbursements by both insurance companies and government sponsored healthcare programs for such services. Medicare regulations and the various third-party payors and managed care contracts are often complex and may include multiple reimbursement mechanisms payable for the services provided in Company clinics. The Company estimates contractual allowances based on its interpretation of the applicable regulations, payor contracts and historical calculations. Each month the Company estimates its contractual allowance for each clinic based on payor contracts and the historical collection experience of the clinic and applies an appropriate contractual allowance reserve percentage to the gross accounts receivable balances for each payor of the clinic. Based on the Company’s historical experience, calculating the contractual allowance reserve percentage at the payor level is sufficient to allow the Company to provide the necessary detail and accuracy with its collectability estimates. However, the services authorized and provided and related reimbursement are subject to interpretation that could result in payments that differ from the Company’s estimates. Payor terms are periodically revised necessitating continual review and assessment of the estimates made by management. The Company’s billing system does not capture the exact change in its contractual allowance reserve estimate from period to period in order to assess the accuracy of its revenues and hence its contractual allowance reserves. Management regularly compares its cash collections to corresponding net revenues measured both in the aggregate and on a clinic-by-clinic basis. In the aggregate, historically the difference between net revenues and corresponding cash collections for any fiscal year has generally reflected a difference within approximately 1% to 1.5% of net revenues. Additionally, analysis of subsequent periods’ contractual write-offs on a payor basis reflects a difference within approximately 1.0% to 1.5% between the actual aggregate contractual reserve percentage as compared to the estimated contractual allowance reserve percentage associated with the same period end balance. As a result, the Company believes that a change in the contractual allowance reserve estimate would not likely be more than 1.0% to 1.5% of gross billings included in accounts receivable each at December 31, 2023 and December 31, 2022.

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

The CARES Act includes changes to certain tax law related to net operating losses and the deductibility of interest expense and depreciation. ASC 740, Income Taxes requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. The legislation had no effect on the Company’s deferred income taxes and current income taxes payable during the year ended December 31, 2023.

The  Company records interest or penalties in interest and other expense, in the consolidated statements of net income. The Company did not have any interest or penalties in each of the years ended December 31, 2023, 2022 and 2021.

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

•	Level 1 – Quoted prices in active markets for identical assets or liabilities.

•	Level 2 – Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.

•	Level 3 – Unobservable inputs based on the Company’s own assumptions.

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

The put right associated with the potential future purchase of the separate company in the November 2021 acquisition are both is also marked to fair value on a recurring basis using Level 3 inputs. The put right associated with the potential future purchase of the separate company in the IIP business is determined using a Monte Carlo simulation model utilizing unobservable inputs such as asset volatility and discount rates. The unobservable inputs in the valuation include asset volatility of 25.0% and a discount rate of 11.22%. The value of the put right associated with the potential future purchase of a company in the IIP business decreased $2.6 million from $3.6 million on December 31, 2022 to approximately $1.0 million on December 31, 2023. Accordingly, the Company recognized a gain of $2.6 million on this change in revaluation for the twelve months ended December 31, 2023.

The valuations of the Company’s interest rate derivative is measured as the present value of all expected future cash flows based on SOFR-based yield curves. The present value calculation uses discount rates that have been adjusted to reflect the credit quality of the Company and its counterparty which is a Level 2 fair value measurement. The fair value of the interest rate swap on December 31, 2023, was $3.7 million, of which $2.6 million has been included within Other current assets and $1.1 million has been included in Other assets in the accompanying Consolidated Balance Sheet. The impact of the interest rate swap on the accompanying Consolidated Statements of Comprehensive Income was an unrealized loss of $1.2 million, net of tax, for the year ended December 31, 2023.

The redemption value of redeemable non-controlling interests approximates the fair value. See Note 6 for the changes in the fair value of Redeemable non-controlling interest.

The consideration for some of the Company’s acquisitions include future payments that are contingent upon the occurrence of future operational objectives being met. The Company estimates the fair value of contingent consideration obligations through valuation models designed to estimate the probability of such contingent payments based on various assumptions and incorporating estimated success rates. These fair value measurements are based on significant inputs not observable in the market. Substantial judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, changes in assumptions could have a material impact on the amount of contingent consideration expense the Company records in any given period.The Company determined the fair value of its contingent consideration obligation to be $9.8 million and $8.3 million on December 31, 2023 and 2022.

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

Self-Insurance Program

The Company utilizes a self-insurance plan for its employee group health and dental insurance coverage administered by a third party. Predetermined loss limits have been arranged with the insurance company to minimize the Company’s maximum liability and cash outlay. Accrued expenses include the estimated incurred but unreported costs to settle unpaid claims and estimated future claims. Management believes that the current accrued amounts are sufficient to pay claims arising from self-insurance claims incurred through December 31, 2023.

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

Recently Adopted Accounting Pronouncements

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides temporary optional expedients and exceptions to the guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. The new guidance was effective upon issuance, and the Company has elected to apply the amendments prospectively through December 31, 2022. Borrowings under the Company’s Credit Agreement bear interest based on SOFR.

Recently Issued Accounting Guidance

In March 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-01, Leases (Topic 842): Common Control Arrangements, which requires companies to amortize leasehold improvements associated with related party leases under common control over the useful life of the leasehold improvement to the common control group. The ASU is effective for annual reporting periods beginning on or after December 15, 2023; however, early adoption is permitted. The ASU can either be applied prospectively or retrospectively. The adoption of ASU 2023-01 did not have a material effect on the Company’s financial statements.

3. Earnings Per Share

The computations of basic and diluted earnings are as follows.

	For the Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
	(In thousands, except per share data)
Computation of earnings per share - USPH shareholders:
Net income attributable to USPH shareholders	$28,239	$32,158	$40,831
Charges to retained earnings:
Revaluation of redeemable non-controlling interest	(13,565)	(3,890)	(13,011)
Tax effect at statutory rate (federal and state)	3,466	994	3,324
	$18,140	$29,262	$31,144

Earnings per share (basic and diluted)	$1.28	$2.25	$2.41

Shares used in computation:
Basic and diluted earnings per share - weighted-average shares	14,188	12,985	12,898

4. Acquisitions of Businesses

The Company’s strategy is to continue acquiring multi-clinic outpatient physical therapy practices, to develop outpatient physical therapy clinics as satellites in existing partnerships and to continue acquiring companies that provide and serve the IIP sector.  The consideration paid for each acquisition is derived through arm’s length negotiations and funded through working capital, borrowings under the Company’s revolving credit facilities or proceeds from the recently completed secondary offering discussed in Note 1.

The finalized purchase prices plus the fair value of the non-controlling interests for the acquisitions in 2022 and 2021 were allocated to the fair value of the assets acquired, inclusive of identifiable intangible assets, i.e. trade names, referral relationships and non-compete agreements, and liabilities assumed based on the fair values at the acquisition date, with the amount exceeding the fair values being recorded as goodwill. For some of the acquisitions in 2023, the Company is in the process of completing its formal valuation analysis to identify and determine the fair value of tangible and identifiable intangible assets acquired and the liabilities assumed. Thus, the final allocation of the purchase price may differ from the preliminary estimates used at December 31, 2023 based on additional information obtained and completion of the valuation of the identifiable intangible assets. Changes in the estimated valuation of the tangible assets acquired, the completion of the valuation of identifiable intangible assets and the completion by the Company of the identification of any unrecorded pre-acquisition contingencies, where the liability is probable and the amount can be reasonably estimated, will likely result in adjustments to goodwill. The Company does not expect the adjustments to be material.

The results of operations of the acquisitions below have been included in the Company’s consolidated financial statements since their respective date of acquisition. Unaudited proforma consolidated financial information for the acquisitions have not been included, as the results, individually and in the aggregate, were not material to current operations.

For the 2023, 2022 and 2021 acquisitions, total current assets primarily represent patient accounts receivable. Total non-current assets are fixed assets, primarily equipment, used in the practices.

During 2023, 2022 and 2021, the Company acquired a majority interest in the following businesses:

2023 Acquisitions

		% Interest	Number of
Acquisition	Date	Acquired	Clinics
October 2023 Acquisition	October 31, 2023	**	*
September 2023 Acquisition1	September 29, 2023	70%	4
September 2023 Acquisition2	September 29, 2023	70%	1
July 2023 Acquisition	July 31, 2023	70%	7
May 2023 Acquisition	May 31, 2023	45%	4
February 2023 Acquisition	February 28, 2023	80%	1

*	IIP business
**	On October 31, 2023, the Company concurrently acquired 100% of an IIP business and a 55% equity interest in the ergonomics software business (“October 2023 Acquisition”).

On October 31, 2023, the Company concurrently acquired 100% of an IIP business and a 55% equity interest in the ergonomics software business. The previous owner of the ergonomics software business retained a 45% equity interest. The total purchase price of the combined businesses was approximately $4.0 million and was paid in cash.

On September 29, 2023, the Company acquired a 70% equity interest in a four-clinic physical therapy practice. The owner of the practice retained 30% of the equity interests. The purchase price for the 70% equity interest was approximately $6.0 million, of which $5.4 million was paid in cash, and $0.6 million was in the form of a note payable. The note accrues interest at 5.0% per annum and the principal and interest are payable in two installments. The first payment of principal and interest of $0.3 million was paid in January 2024, and the second installment of $0.3 million is due on September 30, 2025.

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

The purchase prices for the 2023 acquisitions have been preliminarily allocated as follows.

	For the Year Ended December 31, 2023
		Physical Therapy
	IIP	Operations	Total
	(In thousands)
Cash paid, net of cash acquired	$3,955	$22,627	$26,582
Seller note	-	985	985
Deferred payments	-	830	830
Contingent payments	-	200	200
Total consideration	$3,955	$24,642	$28,597

Estimated fair value of net tangible assets acquired:
Total current assets	$392	$1,141	$1,533
Total non-current assets	335	3,149	3,484
Total liabilities	(41)	(3,163)	(3,204)
Net tangible assets acquired	686	1,127	1,813
Customer and referral relationships	757	6,819	7,576
Non-compete agreement	37	329	366
Tradenames	187	1,680	1,867
Goodwill	2,562	25,521	28,083
Fair value of non-controlling interest (classified as redeemable non-controlling interest)	(274)	(10,834)	(11,108)
	$3,955	$24,642	$28,597

Total current assets primarily represent accounts receivable while total non-current assets consist of fixed assets and equipment used in the practice.

For the acquisitions in 2023, the values assigned to the customer and referral relationships and non-compete agreement are being amortized on a straight-line basis over their respective estimated lives. For customer and referral relationships, the weighted-average amortization period is 12.0 years. For the non-compete agreements, the weighted-average amortization period is 5.1 years. The values assigned to tradenames are tested annually for impairment.

2022 Acquisitions

		% Interest	Number of
Acquisition	Date	Acquired	Clinics
November 2022 Acquisition	November 30, 2022	80%	13
October 2022 Acquisition	October 31, 2022	60%	14
September 2022 Acquisition	September 30, 2022	80%	2
August 2022 Acquisition	August 31, 2022	70%	6
March 2022 Acquisition	March 31, 2022	70%	6

On November 30, 2022, the Company acquired an 80% interest in a thirteen-clinic physical therapy practice. The practice’s owners retained 20% of the equity interests. The purchase price for the 80% equity interest was approximately $25.0 million, of which $24.2 million was paid in cash and $0.8 million in the form of a note payable. The note accrues interest at 7.0% per annum and the principal and interest are payable on November 30, 2024. As part of the acquisition, the Company agreed to additional contingent consideration of up to $1.6 million if future operational objectives were met. The additional contingent consideration was valued at $1.6 million on December 31, 2023, and was paid in full in January 2024.

On October 31, 2022, the Company acquired a 60% interest in a fourteen-clinic physical therapy practice. The practice’s owners retained 40% of the equity interests. The purchase price for the 60% equity interest was approximately $19.5 million, with additional contingent consideration valued at $9.8 million on December 31, 2023, to be paid at a later date based on the performance of the business. There is no maximum payout. The estimate of this contingent consideration will continue to be marked at fair value based on the practice’s operational results and updated market inputs.

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

The purchase price for the 2022 acquisitions has been allocated as follows.

Physical Therapy
Operations
(In thousands)
Cash paid, net of cash acquired	$59,788
Seller notes	1,574
Contingent payments	10,000
Total consideration	$71,362
Estimated fair value of net tangible assets acquired:
Total current assets	$1,329
Total non-current assets	7,798
Total liabilities	(10,930)
Net tangible assets acquired	(1,803)
Customer and referral relationships	18,062
Non-compete agreements	934
Tradenames	5,445
Goodwill	75,525
Fair value of non-controlling interest (classified as redeemable non-controlling interest)	(26,801)
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

For the acquisitions in 2022, the values assigned to the customer and referral relationships and non-compete agreements are being amortized to expense equally over the respective estimated lives. For customer and referral relationships, the weighted-average amortization period is 12.2 years. For non-compete agreements, the weighted-average amortization period is 5.0 years. The values assigned to tradenames are tested annually for impairment.

2021 Acquisitions

		% Interest	Number of
Acquisition	Date	Acquired	Clinics
December 2021 Acquisition	December 31, 2021	75%	3
November 2021 Acquisition	November 30, 2021	70%	*
September 2021 Acquisition	September 30, 2021	100%	*
June 2021 Acquisition	June 30, 2021	65%	8
March 2021 Acquisition	March 31, 2021	70%	6

*	IIP business

On December 31, 2021, the Company acquired a 75% interest in three-clinic physical therapy practice with the practice founder retaining 25%. The purchase price for the 75% interest was approximately $3.7 million, of which $3.5 million was paid in cash and $0.2 million in the form of a note payable. The note accrued interest at 3.25% per annum and the principal and interest was paid on December 31, 2023.

On November 30, 2021, the Company acquired an approximate 70% interest in a leading provider of industrial injury prevention services (“IIP Acquisition”). In each case, the previous owners retained the remaining interest. The purchase price for the approximate 70% equity interest, not inclusive of a contingent payment up to $2.0 million, was approximately $63.2 million of which $60.7 million was paid in cash and $1.0 million in the form of a note payable. The note accrues interest at 3.25% per annum and the principal and interest is payable on November 30, 2023. As part of the transaction, the Company also agreed to the potential future purchase of a separate company under the same ownership that provides physical therapy and rehabilitation services to hospitals and other ancillary providers in a distinct market area. The current owners have the right to put this transaction to the Company in approximately five years, with such right having a $1.2 million value on December 31, 2023, as reflected on the Company’s consolidated balance sheet in Other long-term liabilities. The value of this right will be adjusted in future periods, as appropriate, with any change in value reflected in the Company’s consolidated statement of income. The Company does not currently possess more than 50% of the controlling interests in this separate company, does not control this company through contract or governance rights and currently does not exercise significant influence over this separate company. Due to the aforementioned reasons, and based on current accounting guidance, the Company did not consolidate the separate company through the variable interest or voting interest model. The Company revalued the contingent earn-out consideration related to the acquisition during the year ended December 31, 2022, resulting in a gain of $2.0 million and the reduction of the liability to $0.

On September 30, 2021, the Company acquired a company that specializes in return-to-work and ergonomic services, among other offerings. The Company acquired the company’s assets at a purchase price of approximately $3.3 million (which includes the obligation to pay an amount up to $0.6 million in contingent payment consideration in conjunction with the acquisition if specified future operational objectives are met), and contributed those assets to Briotix Health. The initial purchase price, not inclusive of the $0.6 million contingent payment, was approximately $2.7 million, of which $2.4 million was paid in cash, and $0.3 million is in the form of a note payable. The note accrued interest at 3.25% per annum and the principal and interest was paid in September 2023. The Company revalued the contingent earn-out consideration related to the acquisition during the year ended December 31, 2022, resulting in the elimination of the $0.6 million liability previously booked to $0.

On June 30, 2021, the Company acquired a 65% interest in an eight-clinic physical therapy with the previous owners retaining 35%. The purchase price was approximately $10.3 million, of which $9.0 million was paid in cash, $1.0 million is payable based on the achievement of certain business criteria and $0.3 million is in the form of a note payable. The note accrued interest at 3.25% per annum and the principal and interest and was paid in June 2023. Additionally, the Company has an obligation to pay an additional amount up to $0.8 million in contingent payment consideration in conjunction with the acquisition if specified future operational objectives are met. The Company recorded acquisition-date fair value of this contingent liability based on the likelihood of the contingent earn-out payment. The earn-out payment valued at $0.8 million on December 31, 2023, will subsequently be remeasured to fair value each reporting date.

On March 31, 2021, the Company acquired a 70% interest in a five-clinic physical therapy practice with the previous owners retaining 30%. When acquired, the practice was developing a sixth clinic which has been completed. The purchase price for the 70% interest was approximately $12.0 million, of which $11.7 million was paid in cash and $0.3 million in the form of a note payable. The note accrued interest at 3.25% per annum and the principal and interest was paid in March 2023.

The purchase price for the 2021 acquisitions has been allocated as follows.

		Physical Therapy
	IIP	Operations	Total
	(In thousands)	(In thousands)	(In thousands)
Cash paid, net of cash acquired	$63,193	$23,630	$86,823
Seller notes	1,250	800	2,050
Contingent payments	2,520	837	3,357
Other payable	-	1,000	1,000
Seller put right	3,522	-	3,522
Total consideration	$70,485	$26,267	$96,752

Estimated fair value of net tangible assets acquired:
Total current assets	$5,588	$1,885	$7,473
Total non-current assets	12,620	7,014	19,634
Total liabilities	(4,842)	(8,313)	(13,155)
Net tangible assets acquired	13,366	586	13,952
Customer and referral relationships	21,127	7,969	29,096
Non-compete agreements	500	415	915
Tradenames	5,141	2,144	7,285
Goodwill	58,257	27,109	85,366
Fair value of non-controlling interest (classified as redeemable non-controlling interest)	(27,906)	(11,956)	(39,862)
	$70,485	$26,267	$96,752

5. Acquisitions and Sale of Non-Controlling Interests

During 2023, the Company acquired additional interests in three partnerships which are included in non-controlling interests - permanent equity. The additional interests purchased in each of the partnerships ranged from 0.15% to 35.0%. The aggregated purchase price for these acquired interests was $0.5 million. The Company also sold interests in four partnerships for an aggregate price of $0.6 million. The non-controlling interests - permanent equity sold in each of the partnerships ranged from 0.5% to 8.0%.

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

6. Redeemable Non-Controlling Interest

Physical Therapy Practice Acquisitions

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

10.
The Non-Compete Agreement applies to a restricted region which is defined as a mileage radius from the Acquired Therapy Practice. That is, an Employed Selling Shareholder is permitted to engage in competing Therapy Practices or activities outside the designated geography (after such Employed Selling Shareholder no longer is employed by NewCo) and a Selling Shareholder who is not employed by NewCo immediately is permitted to engage in the competing Therapy Practice or activities outside the designated geography.

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

a.
Each of the Progressive Selling Shareholders has the right to sell 30% of their respective residual interests on each of the 4th and 5th anniversaries of the Progressive Closing Date, and then 10% on each of the 6th and 7th anniversaries

b.
In the event that any Progressive Selling Shareholder terminates his management relationship with Progressive NewCo for any reason on or after the seventh anniversary of the Closing Date, the Progressive Selling Shareholder has the Progressive Put Right, and upon the exercise of the Progressive Put Right, the Progressive Selling Shareholder’s Interest shall be redeemed by the Company at the purchase price described in “3” below.

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

For both scenarios described above, an employed Progressive Selling Shareholder’s ownership of his or her equity interest in the Seller Entity predates the Progressive Acquisition and the Company’s purchase of its partnership interest in  NewCo. The Employment Agreement and the  Non-Compete Agreement do not contain any provision to escrow or “claw back” the equity interest in the Seller Entity held by such Employed Selling Shareholder, nor the Seller Entity Interest in NewCo, in the event of a breach of the employment or non-compete terms. More specifically, even if the Employed Selling Shareholder is terminated for “cause” by NewCo, such Employed Selling Shareholder does not forfeit his or her right to his or her full equity interest in the Seller Entity and the Seller Entity does not forfeit its right to any portion of the Seller Entity Interest. The Company’s only recourse against the Employed Selling Shareholder for breach of either the Employment Agreement or the Non-Compete Agreement is to seek damages and other legal remedies under such agreements. There are no conditions in any of the arrangements with an Employed Selling Shareholder that would result in a forfeiture of the equity interest held in the Seller Entity or of the Seller Entity Interest.

Carrying Amounts of Redeemable Non-Controlling Interests

For the years ended December 31, 2023, 2022 and 2021, the following table details the changes in the carrying amount (fair value) of the redeemable non-controlling interests.

	For the Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
	(In thousands)
Beginning balance	$167,515	$155,262	$132,340
Net income allocated to redeemable non-controlling interest	4,426	6,902	11,358
Distributions to redeemable non-controlling interest partners	(11,533)	(10,102)	(11,359)
Changes in the fair value of redeemable non-controlling interest	13,565	3,862	13,011
Purchases of redeemable non-controlling interest	(12,073)	(16,061)	(30,204)
Acquired interest	11,007	26,746	39,862
Contributed capital	-	231	-
Sales of redeemable non-controlling interest	5,012	1,982	982
Changes in notes receivable related to redeemable non-controlling interest	(3,091)	(1,901)	(914)
Adjustments in notes receivables related to the sales of redeemable non-controlling interest	-	594	186
Ending balance	$174,828	$167,515	$155,262

The following table categorizes the carrying amount (fair value) of the redeemable non-controlling interests.

	As of the Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
	(In thousands)
Contractual time period has lapsed but holder’s employment has not terminated	$96,876	$75,688	$80,781
Contractual time period has not lapsed and holder’s employment has not terminated	77,952	91,827	74,481
Holder’s employment has terminated and contractual time period has expired	-	-	-
Holder’s employment has terminated and contractual time period has not expired	-	-	-
	$174,828	$167,515	$155,262

7. Goodwill

The changes in the carrying amount of goodwill consisted of the following.

	For the Year Ended
	December 31, 2023	December 31, 2022
	(In thousands)
Beginning balance	$494,101	$434,679
Acquisitions	28,083	72,674
Adjustments for purchase price allocation of businesses acquired in prior year	3,187	(4,140)
Impairment of goodwill	(15,800)	(9,112)
Ending balance	$509,571	$494,101

During the years ended December 31, 2023, and December 31, 2022, the Company recorded a charge for goodwill impairment of $15.8 million and $9.1 million respectively, related to an IIP Acquisition. The impairment is related to a change in an IIP subsidiary’s current and projected operating income as well as various market inputs based on current market conditions.

8. Intangible Assets, net

The Company’s intangible assets, net, consisted of the following.

	As of the Year Ended
	December 31, 2023			December 31, 2022
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Customer and referral relationships	$93,658	$(30,414)	$63,244	$86,974	$(23,736)	$63,238
Tradenames	44,573	-	44,573	43,373	-	43,373
Non-compete agreements	9,459	(7,594)	1,865	9,143	(6,999)	2,144
	$147,690	$(38,008)	$109,682	$139,490	$(30,735)	$108,755

Tradenames, customer and referral relationships and non-compete agreements are related to the businesses acquired. The value assigned to tradenames has an indefinite life and is tested at least annually for impairment using the relief from royalty method in conjunction with the Company’s annual goodwill impairment test. The value assigned to customer and referral relationships is being amortized over their respective estimated useful lives which range from 6 to 14 years. Non-compete agreements are amortized over the respective term of the agreements which range from 5 to 6 years. The weighted average amortization period for customer and referral relationships was 12.7 years for the year ended December 31, 2023 and 12.9 years for the year ended December 31, 2022. The weighted average amortization period for non-compete agreements was 5.6 years for the years ended December 31, 2023, and December 31, 2022. During the year ended December 31, 2023, the Company recognized a charge of $1.7 million related to the impairment of a tradename related to an IIP acquisition.

The following table details the amount of amortization expense recorded for intangible assets for the periods presented.

	For the Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
	(In thousands)
Customer and referral relationships	$6,678	$5,974	$3,240
Non-compete agreements	595	549	458
	$7,273	$6,523	$3,698

The remaining balances of the customer and referral relationships and non-compete agreements are expected to be amortized as follows.

For the Year Ended December 31,	Customer and Referral Relationships	Non-Compete Agreements
	(In thousands)
2024	$6,967	$599
2025	6,823	533
2026	6,356	393
2027	6,192	232
2028	5,923	102
Thereafter	$30,983	$6

9. Accrued Expenses

Accrued expenses consisted of the following.

	As of the Year Ended
	December 31, 2023	December 31, 2022
	(In thousands)
Salaries and related costs	$25,641	$22,912
Credit balances due to patients and payors	8,847	8,094
Group health insurance claims	2,301	1,666
Federal income taxes payable	1,006	-
Contingency payable	12,285	620
Other property taxes payable	355	277
Interest payable	235	273
Closure costs	231	243
Other	4,443	3,328
	$55,344	$37,413

10. Borrowings

Amounts outstanding under the Credit Agreement (as defined above) and notes payable consisted of the following.

	As of the Year Ended
	December 31, 2023			December 31, 2022
	Principal Amount	Unamortized Debt Issuance Cost	Net Debt	Principal Amount	Unamortized Debt Issuance Cost	Net Debt
	(In thousands)
Term Facility	$144,375	$(1,468)	$142,907	$148,125	$(1,861)	$146,264
Revolving Facilitiy	-	-	-	31,000	-	31,000
Other (1)	3,775	-	3,775	6,430	-	6,430
Total debt	148,150	(1,468)	146,682	185,555	(1,861)	183,694
Less: Current portion of long-term debt	8,111	(420)	7,691	8,271	(408)	7,863
Long-term debt, net of current portion	$140,039	$(1,048)	$138,991	$177,284	$(1,453)	$175,831

(1) The long-term portion is included as part of Other Long-Term Liabilities in the Consolidated Balance Sheet.

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

As of December 31, 2023, $144.4 million was outstanding on the Term Facility while none was outstanding under the Revolving Facility resulting in $175.0 million of credit availability. As of December 31, 2023, the Company was in compliance with all of the covenants contained in the Credit Agreement.

The Company generally enters into various notes payable as a means of financing a portion of its acquisitions and purchasing of non- controlling interests. In conjunction with these transactions in 2023 and 2022, the Company entered into notes payable in the aggregate amount of $4.7 million of which an aggregate principal payment of $0.9 million was paid in 2023, $2.5 million is due in 2024, and $1.3 million is due in 2025. Interest accrues in the range of 3.25% to 7.0% per annum and is payable with each principal installment.

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

Interest Rate Swap

In May 2022, the Company entered into an interest rate swap agreement, effective on June 30, 2022, with Bank of America, N.A. The swap has a $150 million notional value adjusted concurrently with scheduled principal payments made on the term loan. The swap has a maturity date of June 30, 2027. Beginning in July 2022, the Company receives a 1-month SOFR, and pays a fixed rate of interest of 2.815% on 1-month SOFR on a quarterly basis. The total interest rate in any period will also include an applicable margin based on the Company’s consolidated leverage ratio.

In connection with the swap, no cash was exchanged between the Company and the counterparty.

The Company designated its interest rate swap as a cash flow hedge and structured it to be highly effective. Consequently, unrealized gains and losses related to the fair value of the interest rate swap are recorded to accumulated other comprehensive income (loss), net of tax.

Savings from the interest rate swap arrangement totaled $3.3 million for the year ended December 31, 2023, and less than $0.1 million for the year ended December 31, 2022. These savings reduce the amount of interest expense, debt and other in the accompanying consolidated statements of income.

The impacts of the Company’s derivative instruments on the accompanying Consolidated Statements of Comprehensive Income are presented in the table below.

	For the Year Ended
	December 31, 2023	December 31, 2022
	(In thousands)
Net income	$37,220	$43,407
Other comprehensive (loss) gain
Unrealized (loss) gain on cash flow hedge	(1,642)	5,378
Tax effect at statutory rate (federal and state)	420	(1,374)
Comprehensive income	$35,998	$47,411
Comprehensive income attributable to non-controlling interest	(8,981)	(11,249)
Comprehensive income attributable to USPH shareholders	27,017	36,162

The valuations of the Company’s interest rate derivatives are measured as the present value of all expected future cash flows based on SOFR-based yield curves. The present value calculation uses discount rates that have been adjusted to reflect the credit quality of the Company and its counterparty, which is a Level 2 fair value measurement.

The carrying and fair value of the Company’s interest rate derivatives (included in other current assets and other assets) were as follows:

	As of the Year Ended
	December 31, 2023	December 31, 2022
	(In thousands)
Other current assets	$2,663	$2,858
Other assets	$1,073	$2,520
	3,736	5,378

12. Leases

The Company has operating leases for its corporate offices and operating facilities. The Company determines if an arrangement is a lease at the inception of a contract. Right-of-use assets represent the Company’s right to use an underlying asset during the lease term and operating lease liabilities represent net present value of the Company’s obligation to make lease payments arising from the lease. Right-of-use assets and operating lease liabilities are recognized at commencement date based on the net present value of the fixed lease payments over the lease term. The Company’s operating lease terms are generally five years or less. The Company’s lease terms include options to extend or terminate the lease when it is reasonably certain that the option will be exercised. As most of the Company’s operating leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Operating fixed lease expense is recognized on a straight-line basis over the lease term.Variable lease payment amounts that cannot be determined at the commencement of the lease such as increases in lease payments based on changes in index rates or usage are not included in the right-of-use assets or operating lease liabilities. These are expensed as incurred and recorded as variable lease expense.

The components of lease expense were as follows.

	For the Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
	(In thousands)
Operating lease cost	$38,559	$35,154	$32,021
Short-term lease cost	1,353	1,049	1,160
Variable lease cost	8,912	6,287	7,057
Total lease cost*	$48,824	$42,490	$40,238

*	Sublease income was immaterial.

Lease costs are reflected in the consolidated statements of net income in the line item — rent, supplies, contract labor and other.

The supplemental cash flow information related to leases was as follows.

	For the Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
	(In thousands)
Cash paid for amounts included in the measurement of operating lease liabilities	$39,813	$36,136	$33,192
Right-of-use assets obtained in exchange for new operating lease liabilities	$36,264	$40,502	$46,088

The aggregate future lease payments for operating leases as of December 31, 2023, were as follows.

Fiscal Year	Amount (In thousands)
2024	$38,809
2025	30,628
2026	22,845
2027	15,275
2028 and thereafter	13,174
Total lease payments	$120,731
Less: imputed interest	8,826
Total operating lease liabilities	$111,905

Average lease terms and discount rates were as follows:

	As of the Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Weighted-average remaining lease term	3.9 years	4.1 Years	4.2 Years
Weighted-average discount rate	4.0%	2.9%	2.8%

13. Income Taxes

Significant components of deferred tax assets and liabilities included in the consolidated balance sheets as of the periods below were as follows.

	As of the Year Ended
	December 31, 2023	December 31, 2022
	(In thousands)
Deferred tax assets:
Compensation	$1,680	$1,464
Allowance for credit losses	574	605
Lease obligations - including closed clinics	28,592	28,525
Deferred tax assets	$30,846	$30,594
Deferred tax liabilities:
Depreciation and amortization	$(27,290)	$(23,836)
Operating lease right-of-use assets	(26,427)	(26,318)
Gain on cash flow hedge	(955)	(1,373)
Change in revaluation of put-right liability	(586)	-
Other	(403)	(370)
Deferred tax liabilities	(55,661)	(51,897)
Net deferred tax liabilities	$(24,815)	$(21,303)

The deferred tax assets and liabilities related to purchased interests not yet finalized may result in an immaterial adjustment.

As of December 31, 2023, the Company has a federal tax payable of $1.0 million and state tax receivables of $2.1 million. The federal and state income tax receivable is included in other current assets on the accompanying consolidated balance sheets.

The differences between the federal tax rate and the Company’s effective tax rate for the years ended December 31, were as follows for the periods presented:

	For the Year Ended
	December 31, 2023		December 31, 2022		December 31, 2021
	(In Thousands)
U. S. tax at statutory rate	$8,483	21.0%	$9,307	21.0%	$11,782	21.0%
State income taxes, net of federal benefit	2,135	5.3%	2,079	4.7%	2,478	4.4%
Shortfall (excess) equity compensation deduction	123	0.3%	149	0.3%	(246)	-0.4%
Non-deductible expenses	710	1.8%	629	1.4%	1,258	2.2%
Return to provision adjustments	705	1.7%	-	0.0%	-	0.0%
	$12,156	30.1%	$12,164	27.4%	$15,272	27.2%

Significant components of the provision for income taxes were as follows for the periods presented.

	For the Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
	(In Thousands)
Current:
Federal	$6,996	$(770)	$7,477
State	512	518	2,107
Total current	7,508	(252)	9,584
Deferred:
Federal	3,819	9,933	4,866
State	829	2,483	822
Total deferred	4,648	12,416	5,688
Total income tax provision	$12,156	$12,164	$15,272

Each year, the Company performs a detailed reconciliation of its federal and state taxes payable and receivable accounts along with its federal and state deferred tax asset and liability accounts. This process resulted in a $1.0 million increase in income tax expense in 2023. The Company considers this reconciliation process to be an annual control.

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

The Company’s U.S. federal returns remain open to examination for 2020 through 2022 and U.S. state jurisdictions are open for periods ranging from 2019 through 2022.

The Company does not believe that it has any significant uncertain tax positions at December 31, 2023 and December 31, 2022, nor is this expected to change within the next twelve months due to the settlement and expiration of statutes of limitation.

The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits nor was any interest expense recognized during the years ended December 31, 2023, 2022 and 2021.

14. Segment Information

The Company’s reportable segments include the physical therapy operations segment and the IIP segment. Also included in the physical therapy operations segment are revenues from management contract services and other services which include services the Company provides on-site, such as athletic trainers for schools.

Physical Therapy Operations

The physical therapy operations segment primarily operates through subsidiary clinic partnerships (“Clinic Partnerships”), in which the Company generally owns a 1% general partnership interest in all the Clinic Partnerships. The Company’s limited partnership interests generally range from 65% to 75% (the range is 10% - 99%) in the Clinic Partnerships. The managing therapist of each clinic owns, directly or indirectly, the remaining limited partnership interest in most of the clinics (hereinafter referred to as “Clinic Partnerships”). To a lesser extent, the Company operates some clinics, through wholly-owned subsidiaries, under profit sharing arrangements with therapists (hereinafter referred to as “Wholly-Owned Facilities”).

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

Besides the multi-clinic acquisitions referenced in the table above, during 2023 and 2022, we purchased the assets and businesses of nine and three physical therapy clinics, respectively, in separate transactions.

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

Industrial Injury Prevention Services

Services provided in the IIP segment include onsite injury prevention and rehabilitation, performance optimization, post offer employment testing, functional capacity evaluations, and ergonomic assessments. The majority of these services are contracted with and paid for directly by employers, including a number of Fortune 500 companies. Other clients include large insurers and their contractors. The Company performs these services through Industrial Sports Medicine Professionals, consisting primarily of specialized certified athletic trainers (“ATCs”).

On October 31, 2023, the Company purchased a 100% interest in an IIP business and a 55% equity interest in an ergonomics software business for a total purchase price of approximately $4.0 million.

Segment Financials

The Company evaluates the performance of the segments based on gross profit. The Company has provided additional information regarding its reportable segments which contributes to the understanding of the Company and provides useful information.

The following table summarizes selected financial data for the Company’s reportable segments. Prior year results presented herein have been changed to conform to the current presentation.

	For the Year Ended December 31,
	2023	2022	2021
	(In thousands)
Net revenue:
Physical therapy operations	$526,548	$476,092	$451,122
Industrial injury prevention services	78,254	77,052	43,900
Total Company	$604,802	$553,144	$495,022

Operating Costs:
Salaries and related costs:
Physical therapy operations	$302,765	$272,360	$251,256
Industrial injury prevention services	50,625	46,831	27,213
Total salaries and related costs	$353,390	$319,191	$278,469
Rent supplies, contract labor and other:
Physical therapy operations	$112,547	$102,114	$88,073
Industrial injury prevention services	11,184	14,267	5,993
Total rent, supplies, contract labor and other	$123,731	$116,381	$94,066
Provision for credit losses:
Physical therapy operations	$6,129	$5,517	$5,249
Industrial injury prevention services	43	31	56
Total provision for credit losses	$6,172	$5,548	$5,305
Total Company	$483,293	$441,120	$377,840

Gross profit:
Physical therapy operations	$105,064	$96,057	$106,488
Industrial injury prevention services	16,445	15,967	10,694
Total Company	$121,509	$112,024	$117,182

Total Assets:
Physical therapy operations	$857,274	$708,662	$587,801
Industrial injury prevention services	139,964	149,492	161,625
Total Company	$997,238	$858,154	$749,426

15. Investment in Unconsolidated Affiliate

Through one of its subsidiaries, the Company has a 49% joint venture interest in a company which provides physical therapy services for patients at hospitals. The Company is deemed to not have a controlling interest in the company, and therefore the Company’s investment is accounted for using the equity method of accounting. The investment balance of this joint venture as of December 31, 2023, is $12.3 million and the earnings amounted to approximately $1.0 million. The investment balance of this joint venture as of December 31, 2022, was $12.1 million and the earnings amounted to approximately $1.2 million.

16. Equity Based Plans

Stock-based compensation expense was approximately $7.2 million, $7.3 million, and $7.8 million for the years ended December 31, 2023, 2022 and 2021 respectively. As of December 31, 2023, the remaining $9.8 million of compensation expense will be recognized over a weighted average period of 1.75 years.

Stock Incentive Plans

Amended and Restated 1999 Employee Stock Option Plan

The Amended and Restated 1999 Employee Stock Option Plan (the “Amended 1999 Plan”) permits the Company to grant to non-employee directors and employees of the Company up to 600,000 non-qualified options to purchase shares of common stock and restricted stock (subject to proportionate adjustments in the event of stock dividends, splits, and similar corporate transactions). The exercise prices of options granted under the Amended 1999 Plan are determined by the Compensation Committee. The period within which each option will be exercisable is determined by the Compensation Committee.  As of December 31, 2023, there were less than 0.1 million shares remaining that can be subject to new awards under the Amended 1999 Plan.

Amended and Restated 2003 Stock Option Plan

The Amended and Restated 2003 Stock Option Plan (the “Amended 2003 Plan”) permits the Company to grant to key employees and outside directors of the Company incentive and non-qualified options and shares of restricted stock covering up to 2,600,000 shares of common stock (subject to proportionate adjustments in the event of stock dividends, splits, and similar corporate transactions). As of December 31, 2023, there were 0.5 million shares remaining that can be subject to new awards under the Amended 2003 Plan.

Restricted Stock Awards

During 2023, 2022 and 2021, the Company granted the following shares of restricted stock to directors, officers, and employees pursuant to its equity plans as follows:

		Weighted Average Fair
Year Granted	Number of Shares	Value Per Share
2023	73,384	$102.79
2022	95,316	$100.08
2021	60,317	$131.29

During 2023, 2022 and 2021, the following shares were cancelled due to employee terminations prior to restrictions lapsing:

		Weighted Average Fair
Year Cancelled	Number of Shares	Value Per Share
2023	4,086	$103.99
2022	5,180	$109.42
2021	439	$113.80

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

There were 124,638 and 124,939 shares outstanding as of December 31, 2023, and December 31, 2022, respectively, for which restrictions had not lapsed. The restrictions will lapse from 2024 through 2027.

17. Preferred and Common Stock

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

In November 2023, the Board terminated the March 2009 Authorization such that any such proposed repurchase of our common stock would be considered and determined by the Board at such time. The Company did not purchase any shares of its common stock during 2023, 2022 or 2021.

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

18. Defined Contribution Plan

The Company has several 401(k) profit sharing plans covering all employees with three months of service. For certain plans, the Company makes matching contributions. The Company may also make discretionary contributions of up to 50% of employee contributions. The Company did not make any discretionary contributions for the years ended December 31, 2023, 2022 and 2021.The Company matching contributions totaled $2.2 million, $2.0 million and $1.9 million, respectively, for the years ended December 31, 2023, 2022 and 2021.

19. Contingencies

The Company is a party to various legal actions, proceedings, and claims (some of which are not insured), and regulatory and other governmental audits and investigations in the ordinary course of our business.

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

20. Related Party Transactions

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

21. Subsequent Event

On February 27, 2024, the Company’s Board of Directors declared a dividend of $0.44 per share which will be paid on April 5, 2024 to shareholders of record as of March 12, 2024.

ITEM 9.	CHANGES IN DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting can also be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, the risk. Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria described in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

The Company’s internal control over financial reporting has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report included on page 40.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

Not applicable.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICATIONS THAT PREVENT INSPECTION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required in response to this Item 10 is incorporated herein by reference to our definitive proxy statement relating to our 2024 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year covered by this report.

ITEM 11.	EXECUTIVE COMPENSATION

The information required in response to this Item 11 is incorporated herein by reference to our definitive proxy statement relating to our 2024 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year covered by this report.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMEMNT AND RELATED STOCKHOLDER MATTERS

The information required in response to this Item 12 is incorporated herein by reference to our definitive proxy statement relating to our 2024 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year covered by this report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required in response to this Item 13 is incorporated herein by reference to our definitive proxy statement relating to our 2024 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year covered by this report.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required in response to this Item 14 is incorporated herein by reference to our definitive proxy statement relating to our 2024 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year covered by this report.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as a part of this report:

1.	Financial Statements

Reference is made to the Index to Financial Statements and Related Information under Item 8 in Part II hereof, where these documents are listed.

2.	Financial Statement Schedules

See page 85 for Schedule II — Valuation and Qualifying Accounts. All other schedules are omitted because of the absence of conditions under which they are required or because the required information is shown in the financial statements or notes thereto.

3.	Exhibits

The exhibits listed in List of Exhibits on the next page are filed or incorporated by reference as part of this report.

EXHIBIT INDEX
LIST OF EXHIBITS

Number	Description
1.1
Underwriting Agreement, dated May 24, 2023, by and between U.S. Physical Therapy, and BofA Securities, Inc. and J.P. Morgan Securities LLC., as representatives of the several underwriters named therein. [incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 25, 2023.]

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

10.3+
First Amendment to U.S. Physical Therapy, Inc. 2003 Stock Incentive Plan, (as amended and restated effective March 26, 2016) effective on March 1, 2022 [incorporated herein by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed with the SEC on April 4, 2022.]

10.4+	Form of Restricted Stock Agreement [incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2016].

Number	Description

10.5+	Objective Long-Term Incentive Plan for Senior Management [incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 8, 2019.]

10.6+	Discretionary Long-Term Incentive Plan for Senior Management [incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 8, 2019.]

10.7+
Third Amended and Restated Employment Agreement by and between the Company and Christopher J. Reading dated effective May 21, 2019 [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 22, 2019]

Number	Description

10.8+
Amended & Restated Employment Agreement commencing by and between the Company and Graham Reeve dated effective May 21, 2019 [incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on March 22, 2019]

10.9+	Form of Restricted Stock Agreement [incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on March 22, 2019]

10.10+
U. S. Physical Therapy, Inc. Objective Long-Term Incentive Plan for Senior Management for 2020, effective March 3, 2020 [incorporated by reference to Exhibit 99.1 to the Company Current Report on Form 8-K filed with the SEC on March 6, 2020].

10.11+
Amendment to Employment Agreement entered into as of March 26, 2020 by and between the Company and Christopher Reading [incorporated by reference to Exhibit 10.3 to the Company Current Report on Form 8-K filed with the SEC on March 26, 2020].

10.12+
Amendment to Employment Agreement entered into as of March 26, 2020 by and between the Company and Graham Reeve [incorporated by reference to Exhibit 10.4 to the Company Current Report on Form 8-K filed with the SEC on March 26, 2020].

10.13+
Employment Agreement by and between the Company and Eric Williams entered into on December 3, 2020 and commencing as of July 1, 2021 [filed by reference to Exhibit 10.1 to the Company Current Report on Form 8-K filed with the SEC on December 7, 2020.]

10.14+
U. S. Physical Therapy, Inc. Objective Long-Term Incentive Plan for Senior Management for 2021, effective March 17, 2021 [incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K filed by U.S. Physical Therapy, Inc. on March 16, 2021]

10.15+
U. S. Physical Therapy, Inc. Discretionary Long-Term Incentive Plan for Senior Management for 2021, effective March 17, 2021 [incorporated by reference to Exhibit 99.2 of the Current Report on Form 8-K filed by U.S. Physical Therapy, Inc. on March 16, 2021]

10.16+
Third Amended and Restated Credit Agreement dated as of June 17, 2022 among the Company, as the borrower, and Bank of America, N.A., as Administrative Agent, Regions Capital Markets as Syndication Agent, BofA Securities Inc. and Regions Capital Markets as Joint Load Arrangers, BofA Securities Inc., as Sole Bookrunner and the lenders named therein. [incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 10-Q filed with the SEC on June 21, 2022]

10.17+
Employment Agreement by and between the Company and Rick Binstein entered into on March 23, 2022 [incorporated by reference to Exhibit 10.1 to the Company Current Report on Form 8-K filed with the SEC on March 23, 2022]

10.18+
U. S. Physical Therapy, Inc. Objective Long-Term Incentive Plan for Senior Management for 2022, effective March 14, 2022 [incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K filed by U.S. Physical Therapy, Inc. on March 14, 2022]

10.19+
U. S. Physical Therapy, Inc. Discretionary Long-Term Incentive Plan for Senior Management for 2022, effective March 14, 2022 [incorporated by reference to Exhibit 99.2 of the Current Report on Form 8-K filed by U.S. Physical Therapy, Inc. on March 14, 2022]

10.20+
U. S. Physical Therapy, Inc. Objective Cash/RSA Bonus Plan for Senior Management for 2022, effective March 14, 2022 [incorporated by reference to Exhibit 99.3 of the Current Report on Form 8-K filed by U.S. Physical Therapy, Inc. on March 14, 2022]

10.21+
U. S. Physical Therapy, Inc. Discretionary Cash/RSA Bonus Plan for Senior Management for 2022, effective March 14, 2022 [incorporated by reference to Exhibit 99.4 of the Current Report on Form 8-K filed by U.S. Physical Therapy, Inc. on March 14, 2022]

10.22+
U. S. Physical Therapy, Inc. Objective Long-Term Incentive Plan for Senior Management for 2023, effective March 2, 2023 [incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K filed by U.S. Physical Therapy, Inc. on March 8, 2023]

10.23+
U. S. Physical Therapy, Inc. Discretionary Long-Term Incentive Plan for Senior Management for 2023, effective March 2, 2023 [incorporated by reference to Exhibit 99.2 of the Current Report on Form 8-K filed by U.S. Physical Therapy, Inc. on March 8, 2023]

10.24+
U. S. Physical Therapy, Inc. Objective Cash/RSA Bonus Plan for Senior Management for 2023, effective March 2, 2023 [incorporated by reference to Exhibit 99.3 of the Current Report on Form 8-K filed by U.S. Physical Therapy, Inc. on March 8, 2023]

10.25+
U. S. Physical Therapy, Inc. Discretionary Cash/RSA Bonus Plan for Senior Management for 2023, effective March 2, 2023 [incorporated by reference to Exhibit 99.4 of the Current Report on Form 8-K filed by U.S. Physical Therapy, Inc. on March 8, 2023]

10.26+
Employment Agreement entered into as of November 9, 2020 by and between U.S. Physical Therapy and Carey Hendrickson [incorporated by reference to Exhibit 10.1 to the Company Current Report on Form 8-K filed with the SEC on September 23, 2020.]

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

97.1*	U.S. Physical Therapy Compensation Clawback Policy

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

+	Management contract or compensatory plan or arrangement.

FINANCIAL STATEMENT SCHEDULE*
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
(In Thousands)

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions		Balance at End of Period
YEAR ENDED DECEMBER 31, 2023:
Reserves and allowances deducted from asset accounts:
Allowance for credit losses(1)	$2,829	$6,172	-	$6,265	(2)	$2,736
YEAR ENDED DECEMBER 31, 2022:
Reserves and allowances deducted from asset accounts:
Allowance for credit losses	$2,768	$5,548	-	$5,487	(2)	$2,829
YEAR ENDED DECEMBER 31, 2021:
Reserves and allowances deducted from asset accounts:
Allowance for credit losses	$2,008	$5,305	-	$4,545	(2)	$2,768

(1)	Related to patient accounts receivable and accounts receivable-other.
(2)	Uncollectible accounts written off, net of recoveries.

*	All other schedules are omitted because of the absence of conditions under which they are required or because the required information is shown in the financial statements or notes thereto.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. PHYSICAL THERAPY, INC.
(Registrant)

By:	/s/ Carey Hendrickson
Carey Hendrickson Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: February 29, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of the date indicated above.

/s/ Carey Hendrickson	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 29, 2024
Carey Hendrickson

/s/ Chris J. Reading	Chief Executive Officer, President and Director (Principal Executive Officer)	February 29, 2024
Chris J. Reading

/s/ Edward L. Kuntz	Chairman of the Board	February 29, 2024
Edward L. Kuntz

/s/ Bernard A. Harris	Director	February 29, 2024
Dr. Bernard A. Harris, Jr.

/s/ Kathleen A. Gilmartin	Director	February 29, 2024
Kathleen A. Gilmartin

/s/ Anne Motsenbocker	Director	February 29, 2024
Anne Motsenbocker

/s/ Reginald E. Swanson	Director	February 29, 2024
Reginald E. Swanson

/s/ Clayton K. Trier	Director	February 29, 2024
Clayton K. Trier

/s/ Nancy J. Ham	Director	February 29, 2024
Nancy J. Ham