Form 10-Q
period 2024-03-31
U S PHYSICAL THERAPY INC /NV
filed 2024-05-08
CIK 885978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024
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

As of May 8, 2024, the number of shares outstanding (issued less treasury stock) of the registrant’s common stock, par value $.01 per share, was: 15,068,085.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	March 31, 2024	December 31, 2023
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$132,290	$152,825
Patient accounts receivable, less provision for credit losses of $2,936 and $2,736, respectively	55,363	51,866
Accounts receivable - other	21,774	17,854
Other current assets	11,715	10,830
Total current assets	221,142	233,375
Fixed assets:
Furniture and equipment	65,550	63,982
Leasehold improvements	47,458	46,941
Fixed assets, gross	113,008	110,923
Less accumulated depreciation and amortization	(86,757)	(84,821)
Fixed assets, net	26,251	26,102
Operating lease right-of-use assets	102,113	103,431
Investment in unconsolidated affiliate	12,160	12,256
Goodwill	534,271	509,571
Other identifiable intangible assets, net	116,888	109,682
Other assets	4,431	2,821
Total assets	$1,017,256	$997,238
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST, USPH SHAREHOLDERS’ EQUITY AND NON-CONTROLLING INTEREST
Current liabilities:
Accounts payable - trade	$4,866	$3,898
Accrued expenses	53,749	55,344
Current portion of operating lease liabilities	34,699	35,252
Current portion of term loan and notes payable	9,222	7,691
Total current liabilities	102,536	102,185
Notes payable, net of current portion	804	1,289
Term loan, net of current portion and deferred financing costs	135,945	137,702
Deferred taxes	27,337	24,815
Operating lease liabilities, net of current portion	75,680	76,653
Other long-term liabilities	2,988	2,356
Total liabilities	345,290	345,000

Redeemable non-controlling interest - temporary equity	190,733	174,828

Commitments and Contingencies

U.S. Physical Therapy, Inc. (“USPH”) shareholders’ equity:
Preferred stock, $0.01 par value, 500,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.01 par value, 20,000,000 shares authorized, 17,282,822 and 17,202,291 shares issued, respectively	172	172
Additional paid-in capital	283,546	281,096
Accumulated other comprehensive gain	4,108	2,782
Retained earnings	223,573	223,772
Treasury stock at cost, 2,214,737 shares	(31,628)	(31,628)
Total USPH shareholders’ equity	479,771	476,194
Non-controlling interest - permanent equity	1,462	1,216
Total USPH shareholders’ equity and non-controlling interest - permanent equity	481,233	477,410
Total liabilities, redeemable non-controlling interest, USPH shareholders’ equity and non-controlling interest - permanent equity	$1,017,256	$997,238

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF NET INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended
	March 31, 2024	March 31, 2023

Net patient revenue	$131,075	$126,581
Other revenue	24,600	21,928
Net revenue	155,675	148,509
Operating cost:
Salaries and related costs	93,731	86,040
Rent, supplies, contract labor and other	31,916	30,100
Provision for credit losses	1,627	1,512
Total operating cost	127,274	117,652

Gross profit	28,401	30,857

Corporate office costs	14,085	13,859
Operating income	14,316	16,998

Other income (expense):
Interest expense, debt and other	(1,968)	(2,560)
Interest income from investments	1,543	64
Change in fair value of contingent earn-out consideration	612	(698)
Change in revaluation of put-right liability	(80)	(149)
Equity in earnings of unconsolidated affiliate	271	274
Relief Funds	-	467
Other	62	-
Total other income (expense)	440	(2,602)
Income before taxes	14,756	14,396

Provision for income taxes	3,139	2,969

Net income	11,617	11,427

Less: Net income attributable to non-controlling interest:
Redeemable non-controlling interest - temporary equity	(2,227)	(2,720)
Non-controlling interest - permanent equity	(1,344)	(1,297)
	(3,571)	(4,017)

Net income attributable to USPH shareholders	$8,046	$7,410

Basic and diluted earnings per share attributable to USPH shareholders (1)	$0.46	$0.58

Shares used in computation - basic and diluted	15,017	13,025

Dividends declared per common share	$0.44	$0.43

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS)

	Three Months Ended
	March 31, 2024	March 31, 2023

Net income	$11,617	$11,427
Other comprehensive gain (loss):
Unrealized gain (loss) on cash flow hedge	1,781	(1,817)
Tax effect at statutory rate (federal and state)	(455)	464
Comprehensive income	$12,943	$10,074

Comprehensive income attributable to non-controlling interest	(3,571)	(4,017)
Comprehensive income attributable to USPH shareholders	$9,372	$6,057

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Three Months Ended
	March 31, 2024	March 31, 2023
OPERATING ACTIVITIES
Net income including non-controlling interest	$11,617	$11,427
Adjustments to reconcile net income including non-controlling interest to net cash provided by operating activities:
Depreciation and amortization	4,095	3,788
Provision for credit losses	1,627	1,512
Equity-based awards compensation expense	1,997	1,806
Amortization of debt issue costs	106	106
Change in deferred income taxes	1,943	221
Change in revaluation of put-right liability	80	149
Change in fair value of contingent earn-out consideration	(612)	698
Equity of earnings in unconsolidated affiliate	(271)	(274)
Loss on sale of fixed assets	5	-
Other	-	19
Changes in operating assets and liabilities:
Increase in patient accounts receivable	(5,124)	(5,999)
Increase in accounts receivable - other	(3,985)	(796)
(Decrease) increase in other current and long term assets	(433)	1,897
Decrease in accounts payable and accrued expenses	(6,678)	(1,846)
Increase (decrease) in other long-term liabilities	52	(1,359)
Net cash provided by operating activities	4,419	11,349

INVESTING ACTIVITIES
Purchase of fixed assets	(1,838)	(2,059)
Purchase of majority interest in businesses, net of cash acquired	(15,971)	(5,796)
Purchase of redeemable non-controlling interest, temporary equity	(2,702)	(5,178)
Purchase of non controlling interest, permanent equity	(498)	-
Proceeds on sale of non-controlling interest, permanent equity	23	-
Proceeds on sale of partnership interest - redeemable non-controlling interest, temporary equity	67	107
Distributions from unconsolidated affiliate	367	245
Other	88	-
Net cash used in investing activities	(20,464)	(12,681)

FINANCING ACTIVITIES
Proceeds from revolving facility	-	7,000
Distributions to non-controlling interest, permanent and temporary equity	(3,160)	(3,297)
Principal payments on notes payable	(392)	(422)
Payments on term loan	(938)	(938)
Net cash (used in) provided by financing activities	(4,490)	2,343

Net (decrease) increase in cash and cash equivalents	(20,535)	1,011
Cash and cash equivalents - beginning of period	152,825	31,594
Cash and cash equivalents - end of period	$132,290	$32,605

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$367	$442
Interest paid	$1,844	$1,377
Non-cash investing and financing transactions during the period:
Purchase of interest in businesses - seller financing portion	$500	$360
Notes payable related to purchase of redeemable non-controlling interest, temporary equity	$-	$611
Offset of notes receivable associated with purchase of redeemable non-controlling interest	$75	$-
Notes receivable related to sale of redeemable non-controlling interest, temporary equity	$315	$532
Notes receivable related to the sale of non-controlling interest, permanent equity	$243	$-
Dividends payable to USPH shareholders	$6,630	$5,617

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(IN THOUSANDS)

	U.S.Physical Therapy, Inc.
	Common Stock		Additional	Accumulated Other	Retained	Treasury Stock		Total Shareholders’	Non-Controlling
	Shares	Amount	Paid-In Capital	Comprehensive Gain	Earnings	Shares	Amount	Equity	Interests	Total

Balance December 31, 2023	17,202	$172	$281,096	$2,782	$223,772	(2,215)	$(31,628)	$476,194	$1,216	$477,410
Net income attributable to USPH shareholders	-	-	-	-	8,046	-	-	8,046	-	8,046
Net income attributable to non-controlling interest - permanent equity	-	-	-	-	-	-	-	-	1,344	1,344
Issuance of restricted stock, net of cancellations	81	-	-	-	-	-	-	-	-	-
Revaluation of redeemable non-controlling interest	-	-	-	-	(1,439)	-	-	(1,439)	-	(1,439)
Compensation expense - equity-based awards	-	-	1,997	-	-	-	-	1,997	-	1,997
Sale of non-controlling interest	-	-	198	-	-	-	-	198	-	198
Purchase of partnership interests - non-controlling interest	-	-	(345)	-	-	-	-	(345)	(38)	(383)
Dividends payable to USPH shareholders	-	-	-	-	(6,630)	-	-	(6,630)	-	(6,630)
Distributions to non-controlling interest partners - permanent equity	-	-	-	-	-	-	-	-	(1,060)	(1,060)
Deferred taxes related to redeemable non-controlling interest - temporary equity	-	-	-	-	(175)	-	-	(175)	-	(175)
Other comprehensive gain	-	-	-	1,326	-	-	-	1,326	-	1,326
Transfer of compensation liability for certain stock issued pursuant to long-term incentive plans	-	-	600	-	-	-	-	600	-	600
Other	-	-	-	-	(1)	-	-	(1)	-	(1)
Balance March 31, 2024	17,283	$172	$283,546	$4,108	$223,573	(2,215)	$(31,628)	$479,771	$1,462	$481,233

	U.S.Physical Therapy, Inc.
	Common Stock		Additional	Accumulated Other	Retained	Treasury Stock		Total Shareholders’	Non-Controlling
	Shares	Amount	Paid-In Capital	Comprehensive Loss	Earnings	Shares	Amount	Equity	Interests	Total

Balance December 31, 2022	15,216	$152	$110,317	$4,004	$232,948	(2,215)	$(31,628)	$315,793	$1,260	$317,053
Net income attributable to USPH shareholders	-	-	-	-	7,410	-	-	7,410	-	7,410
Net income attributable to non-controlling interest - permanent equity	-	-	-	-	-	-	-	-	1,297	1,297
Issuance of restricted stock, net of cancellations	61	-	-	-	-	-	-	-	-	-
Revaluation of redeemable non-controlling interest, net of tax	-	-	-	-	(119)	-	-	(119)	-	(119)
Compensation expense - equity-based awards	-	-	1,806	-	-	-	-	1,806	-	1,806
Dividends payable to USPH shareholders	-	-	-	-	(5,617)	-	-	(5,617)	-	(5,617)
Distributions to non-controlling interest partners - permanent equity	-	-	-	-	-	-	-	-	(1,139)	(1,139)
Deferred taxes related to redeemable non-controlling interest - temporary equity	-	-	-	-	137	-	-	137	-	137
Other comprehensive gain	-	-	-	(1,353)	-	-	-	(1,353)	-	(1,353)
Other	-	-	-	-	1	-	-	1	-	1
Balance March 31, 2023	15,277	$152	$112,123	$2,651	$234,760	(2,215)	$(31,628)	$318,058	$1,418	$319,476

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1.	Basis of Presentation and Significant Accounting Policies

Nature of Business

U.S. Physical Therapy, Inc. and its subsidiaries (the “Company”) operates its business through two reportable business segments. The Company’s reportable segments include the physical therapy operations segment and the industrial injury prevention services (“IIP”) segment. The Company’s physical therapy operations consist of physical therapy and occupational therapy clinics that provide pre-and post-operative care and treatment for orthopedic-related disorders, sports-related injuries, preventive care, rehabilitation of injured workers and neurological injuries. Services provided by the IIP segment include onsite injury prevention and rehabilitation, performance optimization and ergonomic assessments.

As of March 31, 2024, the Company operated 679 clinics in 42 states. In addition to the 679 clinics, the Company also managed 41 physical therapy practices for unrelated physician groups and hospitals as of March 31, 2024.

During the three months ended March 31, 2024, and for the year-ended December 31, 2023, the Company completed the acquisitions of the following clinic practices and IIP businesses:

Acquisition	Date	% Interest Acquired	Number of Clinics
March 2024 Acquisition	March 29, 2024	50%	9
October 2023 Acquisition	October 31, 2023	**	*
September 2023 Acquisition 1	September 29, 2023	70%	4
September 2023 Acquisition 2	September 29, 2023	70%	1
July 2023 Acquisition	July 31, 2023	70%	7
May 2023 Acquisition	May 31, 2023	45%	4
February 2023 Acquisition	February 28, 2023	80%	1

*	IIP business.
**	On October 31, 2023, the Company concurrently acquired 100% of an IIP business and a 55% equity interest in an ergonomics software business.

Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions for Form 10-Q. However, the statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Management believes this report contains all necessary adjustments (consisting only of normal recurring adjustments) to present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the interim periods presented. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on February 29, 2024. Interim results are not necessarily indicative of the results the Company expects for the entire year.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company. All significant intercompany transactions have been eliminated.

Segment Reporting

Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by chief operating decision makers in determining the allocation of resources and in assessing performance.  The Company currently operates through two segments: physical therapy operations and IIP.

Use of Estimates

In preparing the Company’s consolidated financial statements, management makes certain estimates and assumptions, especially in relation to, but not limited to, goodwill impairment, tradenames and other intangible assets, allocations of purchase price, allowance for receivables, tax provision and contractual allowances, that affect the amounts reported in the consolidated financial statements and related disclosures. Actual results may differ from these estimates.

Goodwill and Other Indefinite-Lived Intangible Assets

Goodwill represents the excess of the amount paid and fair value of the non-controlling interests over the fair value of the acquired business assets, which include certain identifiable intangible assets. Historically, goodwill has been derived from acquisitions and, prior to 2009, from the purchase of some or all of a particular local management’s equity interest in an existing clinic. Effective January 1, 2009, if the purchase price of a non-controlling interest, permanent equity by the Company exceeds or is less than the book value at the time of purchase, any excess or shortfall is recognized as an adjustment to additional paid-in capital.

Goodwill and other indefinite-lived intangible assets are not amortized but are instead subject to periodic impairment evaluations. The fair value of goodwill and other identifiable intangible assets with indefinite lives are evaluated for impairment at least annually and upon the occurrence of certain triggering events or conditions and are written down to fair value, if considered impaired. These events or conditions include but are not limited to a significant adverse change in the business environment, regulatory environment, or legal factors; a current period operating, or cash flow, loss combined with a history of such losses or a projection of continuing losses; or a sale or disposition of a significant portion of a reporting unit. The occurrence of one of these triggering events or conditions could significantly impact an impairment assessment, necessitating an impairment charge. The Company evaluates indefinite-lived tradenames in conjunction with its annual goodwill impairment test.

The Company operates its business through two segments consisting of physical therapy operations and IIP. The reporting units within the Company’s physical therapy business are comprised of six regions primarily based on each clinic’s location. The IIP business consists of two reporting units.

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

For the three months ended March 31, 2024, no triggering events or indicators were identified that would require impairment assessments for such period.  During the three and twelve months ended December 31, 2023, the Company recorded a charge of $15.8 million for goodwill impairment and a charge of $1.7 million for impairment of a tradename. The charges for impairment were related to one reporting unit in the IIP business. The impairment is related to a change in the reporting unit’s current and projected operating income as well as various market inputs based on current market conditions. The Company did not recognize any impairment as a result of the Company’s annual assessment of goodwill and tradename for the other seven reporting units. The Company also noted no impairment to long-lived assets for all reporting units.

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

Non-Controlling Interest

The Company recognizes non-controlling interest, in which the Company has no obligation but the right to purchase the non-controlling interest, as permanent equity in the unaudited consolidated financial statements separate from the parent entity’s equity. The amount of net income attributable to non-controlling interest is included in the consolidated net income on the face of the unaudited consolidated statements of net income. Changes in a parent entity’s ownership interest in a subsidiary that do not result in deconsolidation are treated as equity transactions if the parent entity retains its controlling financial interest. The Company recognizes a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss is measured using the fair value of the non-controlling equity investment on the deconsolidation date.

When the purchase price of a non-controlling interest by the Company exceeds the book value at the time of purchase, any excess or shortfall is recognized as an adjustment to additional paid-in capital. Additionally, operating losses are allocated to non-controlling interests even when such allocation creates a deficit balance for the non-controlling interest partner.

Redeemable Non-Controlling Interest

The non-controlling interest that is reflected as redeemable non-controlling interest in the unaudited consolidated financial statements consist of those in which the owners and the Company have certain redemption rights, whether currently exercisable or not, and which currently, or in the future, require that the Company purchase or the owner sell the non-controlling interest held by the owner, if certain conditions are met.  The purchase price is derived at a predetermined formula based on a multiple of trailing twelve months earnings performance as defined in the respective limited partnership agreements.  The redemption rights can be triggered by the owner or the Company at such time as both of the following events have occurred: 1) termination of the owner’s employment, regardless of the reason for such termination, and 2) the passage of specified number of years after the closing of the transaction, typically three to five years, as defined in the limited partnership agreement.  The redemption rights are not automatic or mandatory (even upon death) and require either the owner or the Company to exercise its rights when the conditions triggering the redemption rights have been satisfied.

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

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 606. For ASC 606, there is an implied contract between the Company and the patient upon each patient visit. Separate contractual arrangements exist between the Company and third-party payors (e.g. insurers, managed care programs, government programs, workers’ compensation) which establish the amounts the third parties pay on behalf of the patients for covered services rendered. While these agreements are not considered contracts with the customer, they are used for determining the transaction price for services provided to the patients covered by the third-party payors. The payor contracts do not indicate performance obligations for the Company but indicate reimbursement rates for patients who are covered by those payors when the services are provided. At that time, the Company is obligated to provide services for the reimbursement rates stipulated in the payor contracts. The execution of the contract alone does not indicate a performance obligation. For self-paying customers, the performance obligation exists when the Company provides the services at established rates. The difference between the Company’s established rate and the anticipated reimbursement rate is accounted for as an offset to revenue—contractual allowance. Payments for services rendered are typically due 30 to 120 days after receipt of the invoice.

Patient Revenue

Net patient revenue consists of revenues for physical therapy and occupational therapy clinics that provide pre- and post-operative care and treatment for orthopedic related disorders, sports-related injuries, preventative care, rehabilitation of injured workers and neurological-related injuries. Net patient revenue (patient revenue less estimated contractual adjustments – as described below) is recognized at the estimated net realizable amounts from third-party payors, patients and others in exchange for services rendered when obligations under the terms of the contract are satisfied. There is an implied contract between us and the patient upon each patient visit. Generally, this occurs as the Company provides physical and occupational therapy services, as each service provided is distinct and future services rendered are not dependent on previously rendered services. The Company has agreements with third-party payors that provide payments to the Company at amounts different from its established rates.

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

Management contract revenue, which is also included in other revenue, is derived from contractual arrangements whereby the Company manages a clinic for third party owners. The Company does not have any ownership interest in these clinics. Typically, revenue is determined based on the number of visits conducted at the clinic and recognized at a point in time when services are performed. Costs, typically salaries for the Company’s employees, are recorded when incurred. Management contract revenue was $2.4 million and $1.8 million for the three months ended March 31, 2024, and March 31, 2023, respectively.

Additionally, other revenue from physical therapy operations includes services the Company provides on-site at locations such as schools and industrial worksites for physical or occupational therapy services, athletic trainers for schools and gym membership fees. Contract terms and rates are agreed to in advance between the Company and the third parties. Services are typically performed over the contract period and revenue is recorded at the point of service. If the services are paid in advance, revenue is recorded as a contract liability over the period of the agreement and recognized at the point in time when the services are performed.

Contractual Allowances

The allowance for estimated contractual adjustments is based on terms of payor contracts and historical collection and write-off experience. Contractual allowances result from the differences between the rates charged for services performed and expected reimbursements by both insurance companies and government sponsored healthcare programs for such services. Medicare regulations and the various third-party payors and managed care contracts are often complex and may include multiple reimbursement mechanisms payable for the services provided in Company clinics. The Company estimates contractual allowances based on its interpretation of the applicable regulations, payor contracts and historical calculations. Each month the Company estimates its contractual allowance for each clinic based on payor contracts and the historical collection experience of the clinic and applies an appropriate contractual allowance reserve percentage to the gross accounts receivable balances for each payor of the clinic. Based on the Company’s historical experience, calculating the contractual allowance reserve percentage at the payor level is sufficient to allow the Company to provide the necessary detail and accuracy with its collectability estimates. However, the services authorized, provided and related reimbursement are subject to interpretation that could result in payments that differ from the Company’s estimates. Payor terms are periodically revised necessitating continual review and assessment of the estimates made by management. The Company’s billing system does not capture the exact change in its contractual allowance reserve estimate from period to period in order to assess the accuracy of its revenues and hence its contractual allowance reserves. Management regularly compares its cash collections to corresponding net revenues measured both in the aggregate and on a clinic-by-clinic basis. In the aggregate, historically the difference between net revenues and corresponding cash collections for any fiscal year has generally reflected a difference within approximately 1.0% to 1.5% of net revenues. Additionally, analysis of subsequent periods’ contractual write-offs on a payor basis reflects a difference within approximately 1.0% to 1.5% between the actual aggregate contractual reserve percentage as compared to the estimated contractual allowance reserve percentage associated with the same period end balance. As a result, the Company believes that a change in the contractual allowance reserve estimate would not likely be more than 1.0% to 1.5% on each balance sheet date.

Allowance for Credit Losses

The Company determines allowances for credit losses based on the specific agings and payor classifications at each clinic. The provision for credit losses is included in operating costs in the consolidated statements of net income. Patient accounts receivable, which are stated at the historical carrying amount net of contractual allowances, write-offs, and allowance for credit losses, includes only those amounts the Company estimates to be collectible.

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

The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits nor was any interest expense recognized during the three months ended March 31, 2024, and March 31, 2023. The Company records any interest or penalties, if required, in interest and other expense, as appropriate.

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

The three levels of the fair value hierarchy are as follows:

●	Level 1 – Quoted prices in active markets for identical assets or liabilities.

●	Level 2 – Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.

●	Level 3 – Unobservable inputs based on the Company’s own assumptions.

The carrying amounts reported in the balance sheets for cash and cash equivalents, certain contingent earn-out payments, accounts receivable, accounts payable and notes payable approximate their fair values due to the short-term maturity of these financial instruments. The carrying amount of the debt under the Third Amended and Restated Credit Agreement (defined as “Credit Agreement” in Note 8) approximates the fair value due to the proximity of the debt issue date and the balance sheet date and the variable component of interest on debt. The interest rate on the Credit Agreement is tied to the Secured Overnight Financing Rate (“SOFR”).

The put right associated with the potential future purchase of the separate company in an IIP acquisition in 2027 is marked to fair value on a recurring basis using Level 3 inputs. The put right associated with the potential future purchase of the separate company is determined using a Monte Carlo simulation model utilizing unobservable inputs such as asset volatility and discount rates. The unobservable inputs used in the valuation of the put right as of March 31, 2024, include asset volatility of 25.0% and a discount rate of 11.6%. The value of this put right increased $80.0 thousand for the three months ended March 31, 2024. The put right was valued at approximately $1.0 million on March 31, 2024, and December 31, 2023.

The valuations of the Company’s interest rate derivative is measured as the present value of all expected future cash flows based on SOFR-based yield curves. The present value calculation uses discount rates that have been adjusted to reflect the credit quality of the Company and its counterparty, which is a Level 2 fair value measurement. The fair value of the interest rate swap on March 31, 2024, was $5.5 million, of which $3.0 million has been included within Other current assets and $2.5 million has been included in Other assets in the accompanying unaudited Consolidated Balance Sheet. The impact of the interest rate swap on the accompanying unaudited Consolidated Statements of Comprehensive Income was an unrealized gain of $1.3 million, net of tax, for the three months ended March 31, 2024. See Note 9 for more information on the Company’s interest rate derivative.

The redemption value of redeemable non-controlling interests approximates the fair value. See Note 4 for the changes in the fair value of Redeemable non-controlling interest.

The consideration for some of the Company’s acquisitions includes future payments that are contingent upon the occurrence of future operational objectives being met. The Company estimates the fair value of contingent consideration obligations through valuation models designed to estimate the probability of such contingent payments based on various assumptions and incorporating estimated success rates. These fair value measurements are based on significant inputs not observable in the market. Substantial judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, changes in assumptions could have a material impact on the amount of contingent consideration expense the Company records in any given period. The Company determined the fair value of its contingent consideration obligations to be $10.8 million on March 31, 2024, and $12.5 million on December 31, 2023.

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

New Accounting Pronouncements

In March 2023, the FASB issued ASU 2023-01, Leases (Topic 842): Common Control Arrangements, which requires companies to amortize leasehold improvements associated with related party leases under common control over the useful life of the leasehold improvement to the common control group. The ASU is effective for annual reporting periods beginning on or after December 15, 2023; however, early adoption is permitted. The ASU can either be applied prospectively or retrospectively. The adoption of ASU 2023-01 did not have a material effect on the Company’s financial statements.

In November 2023, the FASB issued ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker and included within the reported measure of segment profit or loss. In addition, the ASU requires disclosure of other segment expenses by reportable segment and a description of their composition to permit the reconciliation between segment revenue, significant segment expenses and the reported segment measure of profit or loss. The ASU also requires disclosure of the name and title of the chief operating decision maker. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and early adoption is permitted. The Company is currently evaluating the impact of this accounting standard on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disclosure on an annual basis, a tabular reconciliation, including both amount and percentage of specific categories of the effective tax rate reconciliation, including state and local income taxes (net of Federal taxes), foreign taxes, effects of changes in tax laws and regulations, effects of cross-border tax laws, tax credits, changes in valuation allowances, nontaxable and nondeductible items and changes in unrecognized tax benefits. Additional disclosures are required for certain items exceeding five percent of income from continuing operations multiplied by the statutory income tax rate. The standard also requires disclosure of income taxes paid between Federal, state and foreign jurisdictions, including further disaggregation of those payments exceeding five percent of the total income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, and early adoption is permitted. The Company is currently evaluating the impact of this accounting standard on its consolidated financial statements.

2. Earnings Per Share

Basic and diluted earnings per share is computed using the two-class method, which is an earnings allocation method that determines earnings per share for common shares and participating securities. The restricted stock the Company grants are participating securities containing non-forfeitable rights to receive dividends. Accordingly, any unvested restricted stock is included in the basic and diluted earnings per share computation. Additionally, in accordance with current accounting guidance, the revaluation of redeemable non-controlling interest (see Note 4 Redeemable Non-Controlling Interest), net of tax, charged directly to retained earnings is included in the earnings per basic and diluted share calculation.

The computation of basic and diluted earnings per share are as follows.

	Three Months Ended
	March 31, 2024	March 31, 2023
	(In thousands, except per share data)
Earnings per share
Computation of earnings per share - USPH shareholders:
Net income attributable to USPH shareholders	$8,046	$7,410
Charges to retained earnings:
Revaluation of redeemable non-controlling interest	(1,439)	119
Tax effect at statutory rate (federal and state)	368	(30)
	$6,975	$7,499

Earnings per share (basic and diluted)	$0.46	$0.58

Shares used in computation - basic and diluted	15,017	13,025

3. Acquisitions of Businesses

The Company’s strategy is to continue acquiring multi-clinic outpatient physical therapy practices, to develop outpatient physical therapy clinics as satellites in existing partnerships and to continue acquiring companies that provide and serve the IIP sector.  The consideration paid for each acquisition is derived through arm’s length negotiations and funded through working capital, borrowings under the Company’s revolving credit facility or proceeds from completed secondary equity offerings.

The purchase price plus the fair value of the non-controlling interest for the acquisitions after March 31, 2023, were allocated to the fair value of the assets acquired, inclusive of identifiable intangible assets (i.e. tradenames, referral relationships and non-compete agreements) and liabilities assumed based on the estimated fair values at the acquisition date, with the amount in excess of fair values being recorded as goodwill. The Company is in the process of completing its formal valuation analysis of the acquisitions, to identify and determine the fair value of tangible and identifiable intangible assets acquired and the liabilities assumed. Thus, the final allocation of the purchase price may differ from the preliminary estimates used on March 31, 2024, based on additional information obtained and completion of the valuation of the identifiable intangible assets. Changes in the estimated valuation of the tangible assets acquired, the completion of the valuation of identifiable intangible assets and the completion by the Company of the identification of any unrecorded pre-acquisition contingencies, where the liability is probable and the amount can be reasonably estimated, will likely result in adjustments to goodwill. The Company does not expect the adjustments to be material. The Company continues to evaluate the components for the purchase price allocations for other acquisitions in 2023 and 2024.

The results of operations of the acquisitions below have been included in the Company’s unaudited consolidated financial statements since their respective date of acquisition. Unaudited proforma consolidated financial information for the acquisitions have not been included, as the results, individually and in the aggregate, were not material to current operations.

During the three months ended March 31, 2024, the Company acquired a majority interest in the following businesses:

2024 Acquisitions

		% Interest	Number of
Acquisition	Date	Acquired	Clinics
March 2024 Acquisition	March 29, 2024	50%	9

On March 29, 2024, the Company acquired a 50% equity interest in a nine-clinic physical therapy and hand therapy practice. The original owners of the practice retained the remaining 50%. The purchase price for the 50% equity interest was approximately $16.4 million, of which $0.5 million was in the form of a note payable. The note accrues interest at 4.5% per annum and the principal and the interest are payable on March 29, 2026. As part of the transaction, the Company agreed to additional contingent consideration if future operational objectives are met. There is no maximum payout. The contingent consideration is valued at $0.5 million as of March 31, 2024.

Besides the multi-clinic acquisition referenced above, the Company purchased the assets and business of two physical therapy clinics, which were tucked into larger partnerships in separate transactions.

Physical Therapy
Operations
(In thousands)
Cash paid, net of cash acquired	$15,971
Seller note	500
Deferred payments	-
Contingent payments	500
Total consideration	$16,971

Estimated fair value of net tangible assets acquired:
Total current assets	$-
Total non-current assets	476
Total liabilities	(450)
Net tangible assets acquired	26
Customer and referral relationships	6,790
Non-compete agreement	328
Tradenames	1,672
Goodwill	25,056
Fair value of non-controlling interest (classified as redeemable non-controlling interest)	(16,901)
$16,971

Total current assets primarily represent accounts receivable while total non-current assets consist of fixed assets and equipment used in the practice.

For the acquisitions in 2024, the values assigned to the customer and referral relationships and non-compete agreement are being amortized on a straight-line basis over their respective estimated lives. For customer and referral relationships, the weighted-average amortization period is 12.0 years. For the non-compete agreements, the weighted-average amortization period is 5.0 years. The values assigned to tradenames are tested annually for impairment.

2023 Acquisitions

		% Interest	Number of
Acquisition	Date	Acquired	Clinics
October 2023 Acquisition	October 31, 2023	**	*
September 2023 Acquisition 1	September 29, 2023	70%	4
September 2023 Acquisition 2	September 29, 2023	70%	1
July 2023 Acquisition	July 31, 2023	70%	7
May 2023 Acquisition	May 31, 2023	45%	4
February 2023 Acquisition	February 28, 2023	80%	1

*	IIP business.
**	On October 31, 2023, the Company concurrently acquired 100% of an IIP business and a 55% equity interest in an ergonomics software business.

On October 31, 2023, the Company concurrently acquired 100% of an IIP business and a 55% equity interest in an ergonomics software business. The previous owner of the ergonomics software business retained a 45% equity interest. The total purchase price of the combined businesses was approximately $4.0 million and was paid in cash.

On September 29, 2023, the Company acquired a 70% equity interest in a four-clinic physical therapy practice. The original owner of the practice retained 30% of the equity interests. The purchase price for the 70% equity interest was approximately $6.0 million, of which $5.4 million was paid in cash, and $0.6 million was in the form of a note payable. The note accrues interest at 5.0% per annum and the principal and interest are payable in two installments. The first payment of principal and interest of $0.3 million was paid in January 2024 and the second installment of $0.3 million is due on September 30, 2025.

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

On May 31, 2023, the Company and a local partner together acquired a 75% interest in a four-clinic physical therapy practice. After the transaction, the Company’s ownership interest is 45%, the Company’s local partner’s ownership interest is 30%, and the practice’s pre-acquisition owners have a 25% ownership interest. The purchase price for the 75% equity interest was approximately $3.1 million, of which $1.7 million was paid in cash by the Company, $1.1 million was paid in cash by the local partner, and $0.3 million was in the form of a note payable, (of which $0.2 million will be paid by the Company and $0.1 million will be paid by the local partner). The note will be paid on July 1, 2024. The Company guaranteed full payment of $0.3 million on its due date.

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

The aggregate purchase price for the 2023 acquisitions has been preliminarily allocated as follows:

	Physical Therapy
	IIP	Operations	Total
	(In thousands)
Cash paid, net of cash acquired	$3,955	$22,627	$26,582
Seller note	-	985	985
Deferred payments	-	830	830
Contingent payments	-	200	200
Total consideration	$3,955	$24,642	$28,597

Estimated fair value of net tangible assets acquired:
Total current assets	$388	$1,079	$1,467
Total non-current assets	335	3,150	3,485
Total liabilities	(41)	(3,138)	(3,179)
Net tangible assets acquired	682	1,091	1,773
Customer and referral relationships	757	7,285	8,042
Non-compete agreement	37	359	396
Tradenames	187	1,580	1,767
Goodwill	2,566	25,160	27,726
Fair value of non-controlling interest (classified as redeemable non-controlling interest)	(274)	(10,833)	(11,107)
	$3,955	$24,642	$28,597

Besides the multi-clinic acquisitions referenced in the table above, the Company purchased the assets and business of eight physical therapy clinics in separate transactions.

Total current assets primarily represent accounts receivable while total non-current assets consist of fixed assets and equipment used in the practice.

For the acquisitions in 2023, the values assigned to the customer and referral relationships and non-compete agreements are being amortized on a straight-line basis over their respective estimated lives. For customer and referral relationships, the weighted-average amortization period is 12.0 years. For the non-compete agreements, the weighted-average amortization period is 5.1 years. The values assigned to tradenames are tested annually for impairment.

4. Redeemable Non-Controlling Interest

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

10.
The Non-Compete Agreement applies to a restricted region which is a defined mileage radius from the Therapy Practice. That is, an Employed Selling Shareholder is permitted to engage in competing Therapy Practices or activities outside the designated geography (after such Employed Selling Shareholder no longer is employed by NewCo) and a Selling Shareholder who is not employed by NewCo immediately is permitted to engage in the competing Therapy Practice or activities outside the designated geography.

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

4.
The Purchase Price for the initial equity interest purchased by the Company, also based on the same specified multiple of the trailing twelve-month earnings that is used in the Put Right and the Call Right noted above.

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

ProgressiveHealth Acquisition

On November 30, 2021, the Company acquired a majority interest in ProgressiveHealth Companies, LLC (“Progressive”), which owns a majority interest in certain subsidiaries (“Progressive Subsidiaries”) that operate in the IIP businesses.  The Progressive transaction was completed in a series of steps which are described below.

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

Carrying Amounts of Redeemable Non-Controlling Interests

The following table details the changes in the carrying amount (fair value) of the Company’s redeemable non-controlling interests:

	Three Months Ended	Year Ended
	March 31, 2024	December 31, 2023
	(In thousands)
Beginning balance	$174,828	$167,515
Net income allocated to redeemable non-controlling interest partners	2,227	4,426
Distributions to redeemable non-controlling interest partners	(2,100)	(11,533)
Changes in the fair value of redeemable non-controlling interest	1,439	13,565
Purchases of redeemable non-controlling interest	(2,777)	(12,073)
Acquired interest	16,901	11,007
Sales of redeemable non-controlling interest	382	5,012
Changes in notes receivable related to redeemable non-controlling interest	(167)	(3,091)
Ending balance	$190,733	$174,828

The following table categorizes the carrying amount (fair value) of the redeemable non-controlling interests:

	March 31, 2024	December 31, 2023
	(In thousands)
Contractual time period has lapsed but holder’s employment has not terminated	$76,938	$96,876
Contractual time period has not lapsed and holder’s employment has not terminated	113,795	77,952
Holder’s employment has terminated and contractual time period has expired	-	-
Holder’s employment has terminated and contractual time period has not expired	-	-
	$190,733	$174,828

5. Goodwill

The changes in the carrying amount of goodwill consisted of the following:

	Three Months Ended	Year Ended
	March 31, 2024	December 31, 2023
	(In thousands)
Beginning balance	$509,571	$494,101
Acquisitions	25,056	28,083
Adjustments for purchase price allocation of businesses acquired in prior year	(356)	3,187
Impairment of goodwill	-	(15,800)
Ending balance	$534,271	$509,571

For the three months ended March 31, 2024 and 2023, no triggering events or indicators were identified that would require impairment assessments as of such periods. During the year ended December 31, 2023, the Company recorded a charge for goodwill impairment of $15.8 million related to an IIP acquisition.

6. Intangible Assets, Net

The Company’s intangible assets, net, consisted of the following:

	March 31, 2024			December 31, 2023
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Customer and referral relationships	$100,914	$(32,231)	$68,683	$93,658	$(30,414)	$63,244
Tradenames	46,145	-	46,145	44,573	-	44,573
Non-compete agreements	9,818	(7,758)	2,060	9,459	(7,594)	1,865
	$156,877	$(39,989)	$116,888	$147,690	$(38,008)	$109,682

Tradenames, customer and referral relationships and non-compete agreements are related to the businesses acquired. The value assigned to tradenames has an indefinite life and is tested at least annually for impairment using the relief from royalty method in conjunction with the Company’s annual goodwill impairment test. The value assigned to customer and referral relationships is being amortized over their respective estimated useful lives which range from 7.0 to 14.0 years. Non-compete agreements are amortized over the respective term of the agreements which range from 5.0 to 6.0 years. For the three months ended March 31, 2024, the weighted average amortization period for customer and referral relationships was 12.7 years and the weighted average amortization period for non-compete agreements was 5.5 years. During the year ended December 31, 2023, the Company recognized a charge of $1.7 million related to the impairment of a tradename related to an IIP acquisition.

The following table details the amount of amortization expense recorded for intangible assets for the periods presented:

	Three Months Ended
	March 31, 2024	March 31, 2023
	(In thousands)
Customer and referral relationships	$1,818	$1,664
Non-compete agreements	163	153
	$1,981	$1,817

Based on the balance of referral relationships and non-compete agreements as of March 31, 2024, the expected amount to be amortized in 2024 and thereafter by year is as follows:

For the Year Ended December 31,	Customer and Referral Relationships	Non-Compete Agreements
	(In thousands)
2024 (excluding the three months ended March 31, 2024)	$5,645	$497
2025	7,428	605
2026	6,960	465
2027	6,797	303
2028	6,528	169
Thereafter	$35,325	$21

7. Accrued Expenses

Accrued expenses consisted of the following:

	March 31, 2024	December 31, 2023
	(In thousands)
Salaries and related costs	$17,104	$25,641
Credit balances due to patients and payors	7,905	8,847
Dividend payable	6,630	-
Group health insurance claims	2,658	2,301
Federal income taxes payable	1,915	1,006
Contingency payable	10,074	12,285
Other property taxes payable	386	355
Purchase of redeemable non-controlling interests	1,495	-
Interest payable	255	235
Closure costs	251	231
Other	5,076	4,443
Total	$53,749	$55,344

8. Borrowings

Amounts outstanding under the Company’s Senior Credit Facilities (as defined below) and notes payable consisted of the following:

	March 31, 2024			December 31, 2023
	Principal Amount	Unamortized discount and debt issuance cost	Net Debt	Principal Amount	Unamortized discount and debt issuance cost	Net Debt
	(In thousands)
Term Facility	$143,437	$(1,350)	$142,087	$144,375	$(1,468)	$142,907
Revolving Facility	-	-	-	-	-	-
Other (1)	3,884	-	3,884	3,775	-	3,775
Total debt	147,321	(1,350)	145,971	148,150	(1,468)	146,682
Less: Current portion of long-term debt	9,642	(420)	9,222	8,111	(420)	7,691
Long-term debt, net of current portion	$137,679	$(930)	$136,749	$140,039	$(1,048)	$138,991

(1)	The long-term portion is included as part of Other Long-Term Liabilities in the unaudited Consolidated Balance Sheet.

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

The Company’s obligations under the Credit Agreement are guaranteed by its wholly owned material domestic subsidiaries (each, a “Guarantor”), and the obligations of the Company and any Guarantors are secured by a perfected first priority security interest in substantially all of the existing and future personal property of the Company and each Guarantor, subject to certain exceptions.

As of March 31, 2024, $143.4 million was outstanding on the Term Facility while none was outstanding under the Revolving Facility resulting in $175.0 million of credit availability. As of March 31, 2024, the Company was in compliance with all of the covenants contained in the Credit Agreement.

The interest rate on the Company’s term loan was 4.7% for the three months ended March 31, 2024, and 4.9% for the three months ended March 31, 2023, with an all-in effective interest rate, including all associated costs, of  5.3% and 5.5% over the same periods, respectively.

The Company generally enters into various notes payable as a means of financing a portion of its acquisitions and purchasing of non-controlling interests. In conjunction with acquisitions in the years ended December 31, 2022, 2023 and 2024, the Company entered into notes payable in the aggregate amount of $3.9 million, of which $3.1 million is due in 2025 and $0.8 million is due in 2026. Interest accrues in the range of 3.5% to 8.5% per annum and is payable with each principal installment.

9. Derivative Instruments

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

The impact of the Company’s derivative instruments on the accompanying Consolidated Statements of Comprehensive Income are presented in the table below.

	Three Months Ended
	March 31, 2024	March 31, 2023
	(In thousands)
Net income	$11,617	$11,427
Other comprehensive gain (loss):
Unrealized gain (loss) on cash flow hedge	1,781	(1,817)
Tax effect at statutory rate (federal and state)	(455)	464
Comprehensive income	12,943	10,074

Comprehensive income attributable to non-controlling interest	(3,571)	(4,017)
Comprehensive income attributable to USPH shareholders	$9,372	$6,057

The valuations of the Company’s interest rate derivatives are measured as the present value of all expected future cash flows based on SOFR-based yield curves. The present value calculation uses discount rates that have been adjusted to reflect the credit quality of the Company and its counterparty which is a Level 2 fair value measurement.

The carrying and fair value of the Company’s interest rate derivatives (included in other current assets and other assets) were as follows.

	March 31, 2024	March 31, 2023
Interest rate swap:	(In thousands)
Other current assets	$2,979	$2,614
Other assets	2,538	947
	$5,517	$3,561

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

The components of lease expense were as follows.

	Three Months Ended
	March 31, 2024	March 31, 2023
	(In thousands)
Operating lease cost	$9,953	$9,365
Short-term lease cost	265	274
Variable lease cost	2,369	2,132
Total lease cost *	$12,587	$11,771

* Sublease income was immaterial

Lease costs are reflected in the consolidated statement of net income in the line item – rent, supplies, contract labor and other.

The supplemental cash flow information related to leases was as follows.
	Three Months Ended
	March 31, 2024	March 31, 2023
	(In thousands)
Cash paid for amounts included in the measurement of operating lease liabilities	$10,338	$9,646

Right-of-use assets obtained in exchange for new operating lease liabilities	$7,727	$6,281

The aggregate future lease payments for operating leases as of March 31, 2024, were as follows.

Fiscal Year	Amount (In thousands)
2024 (excluding the three months ended March 31, 2024)	$29,610
2025	32,448
2026	24,492
2027	16,571
2028 and thereafter	16,512
Total lease payments	$119,633
Less: imputed interest	9,254
Total operating lease liabilities	$110,379

Average lease terms and discount rates were as follows.

	March 31, 2024	March 31, 2023
Weighted-average remaining lease term - Operating leases	3.9 years	4.0 years

Weighted-average discount rate - Operating leases	4.2%	3.1%

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

Besides the multi-clinic acquisitions referenced in the table above, during the three months ended March 31, 2024 and the year ended December 31, 2023, the Company purchased the assets and businesses of two and eight physical therapy clinics, respectively, in separate transactions.

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

Segment Financials

The Company evaluates performance of the segments based on gross profit. The Company has provided additional information regarding its reportable segments which contributes to the understanding of the Company and provides useful information.

The following table summarizes selected financial data for the Company’s reportable segments:

	Three Months Ended
	March 31, 2024	March 31, 2023
	(In thousands)
Net revenue:
Physical therapy operations	$134,425	$129,159
Industrial injury prevention services	21,250	19,350
Total Company	$155,675	$148,509

Operating Costs:
Salaries and related costs:
Physical therapy operations	$79,774	$73,886
Industrial injury prevention services	13,957	12,154
Total salaries and related costs	$93,731	$86,040
Rent supplies, contract labor and other:
Physical therapy operations	$28,960	$26,672
Industrial injury prevention services	2,956	3,428
Total rent, supplies, contract labor and other	$31,916	$30,100
Provision for credit losses:
Physical therapy operations	$1,627	$1,512
Industrial injury prevention services	-	-
Total provision for credit losses	$1,627	$1,512
Total Company	$127,274	$117,652

Gross profit:
Physical therapy operations	$24,064	$27,089
Industrial injury prevention services	4,337	3,768
Total Company	$28,401	$30,857

Total Assets:
Physical therapy operations	$872,976	$726,422
Industrial injury prevention services	144,280	141,705
Total Company	$1,017,256	$868,127

12. Investment in Unconsolidated Affiliate

Through one of its subsidiaries, the Company has a 49% joint venture interest in a company which provides physical therapy services for patients at hospitals. Since the Company is deemed to not have a controlling interest in the company, the Company’s investment is accounted for using the equity method of accounting. The investment balance of this joint venture as of March 31, 2024, is $12.2 million and the earnings amounted to approximately $0.3 million.

13. Subsequent Events

On May 7, 2024, the Company’s Board of Directors declared a quarterly dividend of $0.44 per share payable on June 14, 2024, to shareholders of record on May 23, 2024.

On April 30, 2024, one of the Company’s primary IIP businesses, Briotix Health Limited Partnership, acquired 100% of an IIP business for a closing purchase price of $24.0 million, with provision for additional purchase price based on the financial performance of the acquired business during the 12-month period after closing.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of U.S. Physical Therapy, Inc. and its subsidiaries (herein referred to as “we,” “us,” “our” or the “Company”) should be read in conjunction with (i) our historical consolidated financial statements and accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q; and (ii) our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (the “SEC”) on February 29, 2024 (“2023 Annual Report”).

This discussion includes forward-looking statements that are subject to risk and uncertainties. Actual results may differ substantially from the statements we make in this section due to a number of factors that are discussed below.

FORWARD – LOOKING STATEMENTS

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
•
a security breach of our or our third party vendors’ information technology systems may subject us to potential legal action and reputational harm and may result in a violation of the Health Insurance Portability and Accountability Act of 1996 of the Health Information Technology for Economic and Clinical Health Act, or may interfere with our ability to file and process claims for payment which could interfere with our collection of revenues from third party payors;

•
maintaining clients for which we perform management, industrial injury prevention services, and other services, as a breach or termination of those contractual arrangements by such clients could cause operating results to be less than expected;

•	if our noncompetition covenants with employed therapists are nullified, we may lose staff to competitors;
•	maintaining adequate internal controls;
•	maintaining necessary insurance coverage;
•	availability, terms, and use of capital; and
•	weather and other seasonal factors.

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

EXECUTIVE SUMMARY

We operate our business through our reportable segments which include (1) the physical therapy operations segment and (2) the industrial injury prevention services (“IIP”) segment. Our physical therapy operations consist of physical therapy and occupational therapy clinics that provide pre- and post-operative care and treatment for orthopedic-related disorders, sports-related injuries, preventive care, rehabilitation of injured workers and neurological injuries. Services provided by the IIP segment include onsite injury prevention and rehabilitation, performance optimization, post-offer employment testing, functional evaluations and ergonomic assessments. The majority of these services are contracted with and paid for directly by employers, including a number of Fortune 500 companies. Other clients include large insurers and their contractors. These services are performed through Industrial Sports Medicine Professionals, consisting of both physical therapists and specialized certified athletic trainers.

During the three months ended March 31, 2024 (“2024 First Quarter”) and for the year ended December 31, 2023, we completed the acquisitions of clinic practices and IIP businesses detailed below:

		% Interest	Number of
Acquisition	Date	Acquired	Clinics
March 2024 Acquisition	March 29, 2024	50%	9
October 2023 Acquisition	October 31, 2023	**	*
September 2023 Acquisition 1	September 29, 2023	70%	4
September 2023 Acquisition 2	September 29, 2023	70%	1
July 2023 Acquisition	July 31, 2023	70%	7
May 2023 Acquisition	May 31, 2023	45%	4
February 2023 Acquisition	February 28, 2023	80%	1

*	IIP business.
**	On October 31, 2023, we concurrently acquired 100% of an IIP business and a 55% equity interest in an ergonomics software business.

The following table provides a roll forward of our clinic count for the periods presented.

	Three Months Ended
	March 31, 2024	March 31, 2023
Number of clinics, beginning of period	671	640
Additions (1)	14	8
Closed or sold	(6)	(1)
Number of clinics, end of period	679	647

(1)	Includes clinics added through acquisitions.

Our strategy is to continue acquiring outpatient physical therapy practices, develop outpatient physical therapy clinics as satellites in existing partnerships, and continue acquiring companies that provide or serve our IIP sector.

Our Board of Directors declared a quarterly dividend of $0.44 per share payable on June 14, 2024 to shareholders of record on May 23, 2024.

Regulatory Changes

The following is a discussion of some of the significant healthcare regulatory changes that have affected our financial performance in the periods covered by this report or are likely to affect our financial performance and financial condition in the future. The information below should be read in conjunction with the more detailed discussion of regulations contained in our 2023 Annual Report.

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

For calendar years 2021, 2022 and 2023, CMS’s expected decreases in Medicare reimbursement were partially offset by one-time increases in payments as a result of other legislation passed by Congress., resulting in decreases of approximately 3.5%, 0.75% and 2.0% in each of these years, respectively.  For January 1 through March 8 of 2024, CMS’s final rule resulted in an approximate 3.5% decrease in Medicare payments for the therapy specialty. However, effective as of March 9, 2024, pursuant to the Consolidated Appropriations Act, 2024, Congress minimized the reduction in Medicare payments for therapy services for the balance of 2024, resulting in an approximate 1.8% reduction in Medicare payments for therapy services (rather than the 3.5% decrease).

In the final 2020 MPFS rule, CMS clarified that when the physical therapist is involved for the entire duration of the service and the physical therapist assistant (“PTA”) provides skilled therapy alongside the physical therapist, an identification of the PTA’s participation (as denoted by a “CQ modifier”) is not required. Also, when the same service (code) is furnished separately by the physical therapist and PTA, CMS applies the de minimis standard to each 15-minute unit of codes, not on the total physical therapist and PTA time of the service. For dates of service on and after January 1, 2022, CMS pays for physical therapy and occupational therapy services provided by PTAs and occupational therapist assistants (“OTAs”) at 85% of the otherwise applicable Part B payment amount. CMS allows a timed service to be billed without a CQ (for PTA’s) or CO (for OTA’s) modifier when a PTA or OTA participates in providing care, but the physical therapist or occupational therapist meets the Medicare billing requirements without including the PTA’s or OTA’s minutes. This occurs when the physical therapist or occupational therapist provides more minutes than the 15-minute midpoint. The calendar year 2024 MPFS final rule did not contain any policy changes concerning the modifiers for services provided by physical therapy and occupational therapy assistants.

RESULTS OF OPERATIONS

The defined terms, with their respective descriptions, used in the following discussions are listed below.

•	Mature clinics are clinics opened or acquired prior to January 1, 2023, and are still operating as of March 31, 2024.
•	Net rate per patient visit is net patient revenue related to our physical therapy operations divided by total number of patient visits (defined below) during the periods presented.
•	Patient visits is the number of unique patient visits during the periods presented.
•
Average daily visits per clinic is patient visits divided by the number of days in which normal business operations were conducted during the periods presented and further divided by the average number of clinics in operation during the periods presented.

•	2024 First Quarter refers to the three months ended March 31, 2024.
•	2023 First Quarter refers to the three months ended March 31, 2023.

2024 First Quarter versus 2023 First Quarter

	Three Months Ended				Variance
	March 31, 2024		March 31, 2023		$	%
	(In thousands, except percentages)

Net patient revenue	$131,075	84.2%	$126,581	85.2%	$4,494	3.6%
Other revenue	24,600	15.8%	21,928	14.8%	2,672	12.2%
Net revenue	155,675	100.0%	148,509	100.0%	7,166	4.8%

Operating Cost:
Salaries and related costs	93,731	60.2%	86,040	57.9%	7,691	8.9%
Rent, supplies, contract labor and other	31,916	20.5%	30,100	20.3%	1,816	6.0%
Provision for credit losses	1,627	1.0%	1,512	1.0%	115	7.6%
Total operating cost	127,274	81.8%	117,652	79.2%	9,622	8.2%

Gross Profit	28,401	18.2%	30,857	20.8%	(2,456)	-8.0%

Corporate office costs	14,085	9.0%	13,859	9.3%	226	1.6%
Operating Income	14,316	9.2%	16,998	11.4%	(2,682)	-15.8%

Other (expense) income:
Interest expense, debt and other	(1,968)	-1.3%	(2,560)	-1.7%	592	-23.1%
Interest income from investments	1,543	1.0%	64	0.0%	1,479	2310.9%
Change in fair value of contingent earn-out consideration	612	0.4%	(698)	-0.5%	1,310	-187.7%
Change in revaluation of put-right liability	(80)	-0.1%	(149)	-0.1%	69	-46.3%
Equity in earnings of unconsolidated affiliate	271	0.2%	274	0.2%	(3)	-1.1%
Relief Funds	-	0.0%	467	0.3%	(467)	-100.0%
Other	62	0.0%	-	0.0%	62	* (1)
Total other (expense) income	440	0.3%	(2,602)	-1.8%	3,042	-116.9%

Income before taxes	14,756	9.5%	14,396	9.7%	360	2.5%

Provision for income taxes	3,139	2.0%	2,969	2.0%	170	5.7%
Net income	11,617	7.5%	11,427	7.7%	190	1.7%

Less: Net income attributable to non-controlling interest:
Redeemable non-controlling interest - temporary equity	(2,227)	-1.4%	(2,720)	-1.8%	493	-18.1%
Non-controlling interest - permanent equity	(1,344)	-0.9%	(1,297)	-0.9%	(47)	3.6%
	(3,571)	-2.3%	(4,017)	-2.7%	446	-11.1%

Net income attributable to USPH shareholders	$8,046	5.2%	$7,410	5.0%	$636	8.6%

(1)	Not meaningful.

Total net revenue for the 2024 First Quarter increased $7.2 million, or 4.8%, to $155.7 million from $148.5 million for the 2023 First Quarter while operating costs increased $9.6 million, or 8.2%, to $127.3 million from $117.7 million over the same periods, respectively. Total operating cost was $127.3 million for the 2024 First Quarter, or 81.8% of total revenue, as compared to $117.7 million or 79.2% of total revenue for the 2023 First Quarter. Gross profit for the 2024 First Quarter was $28.4 million, or 18.2% of net revenue, compared to $30.9 million for the 2023 First Quarter, or 20.8% of net revenue.

Net income attributable to our shareholders, a Generally Accepted Accounting Principle (“GAAP”) measure, was $8.0 million for the 2024 First Quarter compared to $7.4 million for the 2023 First Quarter.  In accordance with GAAP, the revaluation of redeemable non-controlling interest, net of taxes, is not included in net income but is charged directly to retained earnings; however, this change is included in the computation of earnings per share. Earnings per share for the 2024 First Quarter was $0.46 compared to $0.58 for the 2023 First Quarter.

The following table provides a calculation of earnings per share.

	Three Months Ended
	March 31, 2024	March 31, 2023
	(In thousands, except per share data)
Earnings per share
Computation of earnings per share - USPH shareholders:
Net income attributable to USPH shareholders	$8,046	$7,410
Charges to retained earnings:
Revaluation of redeemable non-controlling interest	(1,439)	119
Tax effect at statutory rate (federal and state)	368	(30)
	$6,975	$7,499

Earnings per share (basic and diluted)	$0.46	$0.58

Shares used in computation - basic and diluted	15,017	13,025

Non-GAAP Measures

The following tables provide details of the basic and diluted earnings per share computation and reconcile net income attributable to our shareholders calculated in accordance with GAAP to Adjusted EBITDA and Operating Results (non-GAAP measures). Management believes providing Adjusted EBITDA and Operating Results to investors is useful information for comparing the Company’s period-to-period results as well as for comparing with other similar businesses since most do not have redeemable instruments and therefore have different equity structures. Management uses Adjusted EBITDA and Operating Results, which eliminate certain items described above that can be subject to volatility and unusual costs, as the principal measures to evaluate and monitor financial performance period over period.

Adjusted EBITDA is defined as net income attributable to our shareholders before interest income, interest expense, taxes, depreciation, amortization, change in fair value of contingent earn-out consideration, Relief Funds, changes in revaluation of put-right liability, equity-based awards compensation expense, other income and related portions for non-controlling interests.

Operating Results equals net income attributable to our shareholders less, changes in revaluation of a put-right liability, Relief Funds, changes in fair value of contingent earn-out consideration, and any allocations to non-controlling interests, all net of taxes. Operating Results per share also excludes the impact of the revaluation of redeemable non-controlling interest and the associated tax impact.

Adjusted EBITDA and Operating Results are not measures of financial performance under GAAP. Adjusted EBITDA and Operating Results should not be considered in isolation or as an alternative to, or substitute for, net income attributable to our shareholders presented in the consolidated financial statements.

	Three Months Ended
	March 31, 2024	March 31, 2023
	(In thousands, except per share data)
Adjusted EBITDA (a non-GAAP measure)
Net income attributable to USPH shareholders	$8,046	$7,410
Adjustments:
Provision for income taxes	3,139	2,969
Depreciation and amortization	4,095	3,788
Interest expense, debt and other, net	1,968	2,560
Interest income from investments	(1,543)	(64)
Equity-based awards compensation expense	1,997	1,806
Change in revaluation of put-right liability	80	149
Change in fair value of contingent earn-out consideration	(612)	698
Relief Funds	-	(467)
Other income	(62)	-
Allocation to non-controlling interests	(432)	(371)
	$16,676	$18,478

Operating Results (a non-GAAP measure)
Net income attributable to USPH shareholders	$8,046	$7,410
Adjustments:
Change in fair value of contingent earn-out consideration	(612)	698
Change in revaluation of put-right liability	80	149
Relief Funds	-	(467)
Allocation to non-controlling interests	-	33
Tax effect at statutory rate (federal and state)	136	(105)
	$7,650	$7,718

Operating Results per share (a non-GAAP measure)	$0.51	$0.59

Adjusted EBITDA was $16.7 million for the 2024 First Quarter compared to $18.5 million in the 2023 First Quarter, with the variance due to the Medicare rate reductions that took effect at the beginning of the year and the adverse impact of weather events in January 2024.  The Medicare rate reductions decreased Adjusted EBITDA by approximately $1.7 million while the adverse weather resulted in a decrease in Adjusted EBITDA of approximately $1.3 million.

Operating Results was $7.7 million, or $0.51 per share, in the 2024 First Quarter as compared to $7.7 million, or $0.59 per share, in the 2023 First Quarter, with the decrease attributable to the increase in shares outstanding associated with the Company's secondary offering completed in May 2023, as well as the Medicare rate reduction and adverse impact of weather events in January 2024.

Physical Therapy Operations

	Three Months Ended		Variance
	March 31, 2024	March 31, 2023	$	%
	(In thousands, except percentages)
Revenue related to:
Mature Clinics (1)	$123,267	$125,485	$(2,218)	(1.8)%
Clinic additions (2)	7,561	371	7,190	* (6)
Clinics sold or closed (3)	247	725	(478)	* (6)
Net Patient Revenue	131,075	126,581	4,494	3.6%
Other (4)	3,350	2,578	772	29.9%
Total	134,425	129,159	5,266	4.1%
Operating costs (4)	110,361	102,070	8,291	8.1%
Gross profit	$24,064	$27,089	$(3,025)	(11.2)%

Financial and operating metrics (not in thousands):
Net rate per patient visit (1)	$103.37	$103.12	$0.25	0.2%
Patient visits (1)	1,268,002	1,227,490	40,512	3.3%
Average daily visits per clinic (1)	29.5	29.8	(0.3)	(1.0)%
Gross margin	17.9%	21.0%
Salaries and related costs per visit, clinics (5)	$61.42	$59.14	$2.28	3.9%
Operating costs per visit, clinics (5)	$85.50	$81.97	$3.53	4.3%

(1) See Glossary of Terms - Revenue Metrics for definitions.
(2) Includes 14 clinics added during the 2024 First Quarter and 46 clinic added during the year ended December 31, 2023.
(3) Includes six clinics closed during the 2024 First Quarter and 15 clinics closed during the year ended December 31, 2023.
(4) Includes revenues and costs from management contracts.
(5) Per visit costs excludes management contract costs.
(6) Not meaningful.

Revenues

Net revenue from physical therapy operations increased $5.3 million, or 4.1%, to $134.4 million for the 2024 First Quarter from $129.2 million for the 2023 First Quarter.  This increase was primarily due to the increase in visits from the 32 net new clinics added since the comparable prior year period partially offset by an approximate $3.6 million adverse impact of weather in January 2024.  Additionally, net rate per patient visit increased to $103.37 for the 2024 First Quarter from $103.12 for the 2023 First Quarter. This increase was mainly driven by higher reimbursement rates from commercial and other payors as a result of contract negotiations and an increase in workers compensation as a percent of the Company’s total net patient revenues, partially offset by the Medicare rate reductions that took effect at the beginning of the year which decreased net patient revenues by approximately $1.9 million for the 2024 First Quarter. The Medicare rate reductions will be less impactful in future quarters as the Consolidated Appropriations Act of 2024 adjusted the Medicare rate reduction to 1.8% from 3.5%, effective on March 9, 2024.  Other revenues increased $0.8 million, or 29.9%, to $3.4 million for the 2024 First Quarter from $2.6 million for the 2023 First Quarter due to the increase in the number of management contracts since the comparable prior year period.

Average daily visits per clinic was 29.5 for the 2024 First Quarter compared to 29.8 in the comparable prior year quarter. Total patient visits were 1,268,002 in the 2024 First Quarter, a 3.3% increase from 2023 First Quarter.  Average daily visits per clinic in January 2024 of 27.4 were lower than the prior year of 28.9, while average daily visits per clinic in February and March of 2024 were higher than the prior year, the highest volumes for those two months in the Company’s history.

Operating costs

Operating costs from physical therapy operations increased by $8.3 million or 8.1% to $110.4 million in the 2024 First Quarter from $102.1 million in the 2023 First Quarter primarily driven by costs associated with the 32 net new clinics added since the comparable prior year period. Operating costs were 82.1% of net revenue for the 2024 First Quarter compared to 79.0% of net revenue for the 2023 First Quarter. On a per visit basis (excluding management contracts), operating costs increased to $85.50 for the 2024 First Quarter from $81.97 for the 2023 First Quarter.

Salaries and related costs related to clinics (excluding management contracts) increased to $77.9 million in the 2024 First Quarter from $72.6 million, in the 2023 First Quarter, an increase of $5.3 million, or 7.3%. Salaries and related costs per visit, related to clinics increased to $61.42 for the 2024 First Quarter from $59.14 for the 2023 First Quarter.

Rent, supplies, contract labor and other costs related to clinics (excluding management contracts) increased to $28.9 million in the 2024 First Quarter from $26.5 million in the 2023 First Quarter, an increase of $2.4 million, or 9.0% mostly due to the 32 net new clinics added since the comparable prior year period. Rent, supplies, contract labor and other costs, increased on a per visit basis to $22.80 for the 2024 First Quarter compared to $21.60 for the 2023 First Quarter. Operating costs related to management contracts increased $0.5 million from $1.4 million in the 2023 First Quarter to $1.9 million in the 2024 First Quarter.

The provision for credit losses was $1.6 million for the 2024 First Quarter and $1.5 million for the 2023 First Quarter. As a percentage of net revenues, the provision for credit losses was 1.0% for both the 2024 First Quarter and the 2023 First Quarter. Our provision for credit losses as a percentage of total patient accounts receivable was 5.0% on both March 31, 2024, and December 31, 2023.

Gross Profit

Gross profit from physical therapy operations in the 2024 First Quarter decreased $3.0 million, or 11.2%, to $24.1 million from $27.1 million in the 2023 First Quarter. The gross profit margin from physical therapy operations decreased to 17.9% in the 2024 First Quarter from 21.0% in the 2023 First Quarter.

Industrial Injury Prevention Services

	Three Months Ended		Variance
	March 31, 2024	March 31, 2023	$	%
	(In thousands, except percentages)
Net revenue	$21,250	$19,350	$1,900	9.8%
Operating costs	16,913	15,582	1,331	8.5%
Gross profit	$4,337	$3,768	$569	15.1%

Gross margin	20.4%	19.5%

IIP revenues increased $1.9 million, or 9.8%, to $21.3 million for the 2024 First Quarter as compared to $19.4 million for the 2023 First Quarter. IIP operating costs increased $1.3 million, or 8.5%, versus the comparable prior year period.  Gross profit from IIP operations in the 2024 First Quarter increased $0.6 million, or 15.1%, to $4.3 million from $3.8 million in the 2023 First Quarter. The gross profit margin from IIP operations increased to 20.4% in the 2024 First Quarter from 19.5% in the 2023 First Quarter.

Corporate Office Costs

Corporate costs increased $0.2 million, or 1.6%, to $14.1 million in the 2024 First Quarter from $13.9 million in 2023 First Quarter due to an increase in support costs related to the larger number of clinics and the timing of certain expenses.

Operating Income

Operating income was $14.3 million for the 2024 First Quarter compared to $17.0 million for the 2023 First Quarter.

Other (Expenses) Income

Interest Expense, Debt and Other

Interest expense decreased $0.6 million to $2.0 million (net of $0.9 million savings from the Company’s interest rate swap arrangement discussed below in the “Liquidity and Capital Resources – Interest Rate Swap”) for the 2024 First Quarter compared to $2.6 million (net of $0.6 million savings from the interest rate swap arrangement) in the 2023 First Quarter due to a lower outstanding balance on our revolver, which we paid down in May 2023. The interest rate on the Company’s term loan was 4.7% for the 2024 First Quarter and 4.9% for the 2023 First Quarter, with an all-in effective interest rate, including all associated costs, of 5.3% and 5.5% over the same periods, respectively.

Interest income from investment

Interest income from investing excess cash (primarily proceeds from the secondary offering sale of the Company’s stock completed in May 2023) in a high-yield savings account was $1.5 million during the 2024 First Quarter.

Change in fair value of contingent earn-out consideration

We revalued contingent earn-out consideration related to certain acquisitions resulting in a gain of $0.6 million for the 2024 First Quarter compared to an expense of $0.7 million for the 2023 First Quarter.

Change in Revaluation of Put-Right Liability

We recorded an expense of $0.1 million on the revaluation of a put right liability for both 2024 First Quarter and 2023 First Quarter. The put-right relates to a prior IIP acquisition and the potential future purchase of a company that provides physical therapy and rehabilitation services to hospitals and other ancillary providers in a distinct market area.

Equity in earnings of unconsolidated affiliate

For both the 2024 First Quarter and 2023 First Quarter, we recognized an income of $0.3 million from a joint venture which provides physical therapy services for patients at hospitals. Since we are deemed to not have a controlling interest in the joint venture, our investment is accounted for using the equity method of accounting.

Provision for Income Taxes

The provision for income taxes was $3.1 million in the 2024 First Quarter compared to $3.0 million during the 2023 First Quarter while the effective tax rates were 28.1% and 28.6% over the same periods, respectively.

	Three Months Ended
	March 31, 2024	March 31, 2023
	(In thousands, except percentages)
Income before taxes	$14,756	$14,396

Less: Net income attributable to non-controlling interest:
Redeemable non-controlling interest - temporary equity	(2,227)	(2,720)
Non-controlling interest - permanent equity	(1,344)	(1,297)
	$(3,571)	$(4,017)

Income before taxes less net income attributable to non-controlling interest	$11,185	$10,379

Provision for income taxes	$3,139	$2,969

Effective income tax rate	28.1%	28.6%

Net Income Attributable to Non-controlling Interest

Net income attributable to redeemable non-controlling interest (temporary equity) was $2.2 million in the 2024 First Quarter compared to $2.7 million in the 2023 First Quarter. Net income attributable to non-controlling interest (permanent equity) was $1.3 million for both the 2024 First Quarter and the 2023 First Quarter.

LIQUIDITY AND CAPITAL RESOURCES

We believe that our business has sufficient cash to allow us to meet our short-term cash requirements. Total cash and cash equivalents were $132.3 million as of March 31, 2024 and $152.8 million as of December 31, 2023. Additionally, we had $143.4 million of outstanding borrowings and $175.0 million in available credit under our Revolving Facility as of March 31, 2024, compared to $144.4 million of outstanding borrowings and $175.0 million in available credit under our Revolving Facility as of December 31, 2023.

We believe that our cash and cash equivalents and availability under our Senior Credit Facilities are sufficient to fund the working capital needs of our operating subsidiaries through at least March 31, 2025.

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

We make reasonable and appropriate efforts to collect accounts receivable, including applicable deductible and co-payment amounts. Claims are submitted to payors daily, weekly or monthly in accordance with our policy or payor’s requirements. When possible, we submit our claims electronically. The collection process is time consuming and typically involves the submission of claims to multiple payors whose payment of claims may be dependent upon the payment of another payor. Claims under litigation and vehicular incidents can take a year or longer to collect. Medicare and other payor claims relating to new clinics awaiting CMS approval initially may not be submitted for six months or more. When all reasonable internal collection efforts have been exhausted, accounts are written off prior to sending them to outside collection firms. With managed care, commercial health plans and self-pay payor type receivables, the write-off generally occurs after the account receivable has been outstanding for 120 days or longer.  As of March 31, 2024, we have accrued $7.9 million related to credit balances, a portion of which is due to patients and payors.  The credit balances are expected to be resolved or paid in the next twelve months.

Cash Flow

A summary of our operating, investing and financing activities is discussed below.

	Three Months Ended
	March 31, 2024	March 31, 2023

Net cash provided by operating activities	$4,419	$11,349
Net cash used in investing activities	(20,464)	(12,681)
Net cash (used in) provided by financing activities	(4,490)	2,343

Operating Activities

Cash provided by operating activities was $4.4 million for the 2024 First Quarter as compared to $11.3 million for the 2023 First Quarter.  This decrease in cash provided was mostly due to the timing of payments related to payroll.

Investing Activities

Cash used in investing activities for the 2024 First Quarter totaled $20.5 million and consisted of $19.2 million used in the purchase of interests in businesses and non-controlling interests (temporary and permanent), and $1.8 million of fixed assets purchases.  These uses were partially offset by $0.1 million proceeds from the sale of non-controlling interests (temporary and permanent) and $0.4 million distributions received from an unconsolidated affiliate.

Financing Activities

Cash used in financing activities for the 2024 First Quarter, totaled $4.5 million and was comprised primarily of $3.2 million in distributions to non-controlling interests (temporary and permanent) and payments of $1.3 million related to notes payable and the term note.

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

As of March 31, 2024, $142.1 million, net of unamortized debt issuance costs of $1.4 million, was outstanding on the Term Facility while none was outstanding under the Revolving Facility resulting in $175.0 million of credit availability. As of March 31, 2024, we were in compliance with all of the covenants contained in the Credit Agreement. The interest rate on the Company’s term loan was 4.7% for the 2024 First Quarter and 4.9% for the 2023 First Quarter, with an all-in effective interest rate, including all associated costs, of 5.3% and 5.5% over the same periods, respectively.

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

As of March 31, 2024, the fair value of the interest rate swap was $5.5 million, an increase of $1.3 million, net of a $0.5 million, income tax effect, as compared to December 31, 2023. The fair value of the interest rate swap is included in Other assets (current and long term) in our consolidated balance sheet while the increase in fair value is presented as unrealized gain in our unaudited consolidated statements of comprehensive income. The interest rate swap arrangement has generated $0.9 million in interest savings for the period March 31, 2024. The average interest rate for the term facility, net of the savings from the swap, in the 2024 First Quarter was 4.7%.

Notes Payable and Deferred Payments Related to Acquisitions

We generally enter into various notes payable as a means of financing our acquisitions. Our present outstanding notes payable primarily relate to the acquisitions of a business or acquisitions of majority interests in such businesses. At March 31, 2024, our remaining outstanding balance on these notes aggregated $3.9 million, of which $3.1 million is payable in 2025, and $0.8 million is payable in 2026. Notes are generally payable in equal annual installments of principal over two years plus any accrued and unpaid interest. Interest accrues at various interest rates ranging from 3.5% to 8.5% per annum.

On March 29, 2024, we acquired a 50% equity interest in a nine-clinic physical therapy and hand therapy practice. The original owners of the practice retained the remaining 50%. The purchase price for the 50% equity interest was approximately $16.4 million, of which $0.5 million was in the form of a note payable. The note accrues interest of 4.5% per annum and the principal and the interest are payable on March 29, 2026. Additionally, we have an obligation to pay an additional amount based on certain future operational objectives being met. There is no maximum payout.

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

Redeemable Non-Controlling Interest

Certain limited partnership agreements, as amended, provide that, upon the triggering events, we have a call right and the selling entity or individual has a put right for the purchase and sale of the limited partnership interest held by the partner. Once triggered, the put right and the call right do not expire, even upon an individual partner’s death, and contain no mandatory redemption feature. The purchase price of the partner’s limited partnership interest upon the exercise of either the put right or the call right is calculated per the terms of the respective agreements and classified as redeemable non-controlling interest (temporary equity) in our consolidated balance sheets. The fair value of the redeemable non-controlling interests on March 31, 2024, was $190.7 million.

In the event that a limited non-controlling partner’s employment ceases at any time after a specified date that is typically between three and five years from the acquisition date, we have agreed to certain contractual provisions which enable such minority partners to exercise their right to trigger our repurchase of that partner’s non-controlling interest at a predetermined multiple of earnings before interest and taxes.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We maintain an interest rate swap arrangement which is considered a derivative instrument. Our indebtedness as of March 31, 2024 was the outstanding balance of seller notes from our acquisitions of $3.9 million, and an outstanding balance on our term note related to the Credit Agreement of $143.4 million. The Revolving Facility does not have a balance as of March 31, 2024, and is subject to fluctuating interest rates. A 1% change in the interest rate would yield no additional interest expense on the facility because of the interest rate swap described above. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources for more information.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company added the following risk factor in addition to our previously disclosed risk factors in Item 1A contained in Part I of our Annual Report on Form 10-K for the year ended December 31, 2023, and filed with the SEC on February 29, 2024.

If our noncompetition covenants with employed therapists are nullified, we  may lose staff to competitors.

Many of our employed therapists have contractual non-competition  agreements and covenants with the Company which, under certain  circumstances, limit the employee's ability to terminate their employment with the Company to perform similar services for competing organizations within  a defined geography for a specified period time after such termination.  The  Federal Trade Commission recently passed a Rule which purports to prohibit  many forms of non-competition agreements with employees and, if the Rule  becomes effective in its current form, also would require the Company,  subject to certain exceptions, to nullify certain existing noncompetition  agreements with employees.  While the Rule is being challenged in federal  court and is not effective, if the Rule in its current form or in a substantially  similar form becomes effective, the Company could suffer a loss of staff  which could have a material adverse effect on operations.

ITEM 5.	OTHER INFORMATION.

Rule 105b-1 Trading Plans

The Company’s directors and executive officers do not currently have 10b5-1plans. During the three months ended March 31, 2024, none of our directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

ITEM 6.	EXHIBITS.

Exhibit Number	Description
99.1
U. S. Physical Therapy, Inc. Objective Long-Term Incentive Plan for Senior Management for 2024, effective March 6, 2024 [incorporated by reference to Exhibit 99.1 to the Company Current Report on Form 8-K filed with the SEC on March 7, 2024].

99.2
U. S. Physical Therapy, Inc. Discretionary Long-Term Incentive Plan for Senior Management for 2024, effective March 6, 2024 [incorporated by reference to Exhibit 99.2 to the Company Current Report on Form 8-K filed with the SEC on March 7, 2024].

99.3
U. S. Physical Therapy, Inc. Objective Cash/RSA Bonus Plan for Senior Management for 2024, effective March 6, 2024 [incorporated by reference to Exhibit 99.3 to the Company Current Report on Form 8-K filed with the SEC on March 7, 2024].

99.4
U. S. Physical Therapy, Inc. Discretionary Cash/RSA Bonus Plan for Senior Management for 2024, effective March 6, 2024 [incorporated by reference to Exhibit 99.4 to the Company Current Report on Form 8-K filed with the SEC on March 7, 2024].

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

U.S. PHYSICAL THERAPY, INC.

Date: May 8, 2024	By:	/s/ Carey Hendrickson
Carey Hendrickson
Chief Financial Officer
(Principal financial and accounting officer)