Form 10-Q
period 2024-06-30
U S PHYSICAL THERAPY INC /NV
filed 2024-08-14
CIK 885978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024
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

As of August 9, 2024, the number of shares outstanding (issued less treasury stock) of the registrant’s common stock, par value $.01 per share, was: 15,076,629.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	June 30, 2024	December 31, 2023
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$112,911	$152,825
Patient accounts receivable, less provision for credit losses of $3,184 and $2,736, respectively	54,659	51,866
Accounts receivable - other	21,669	17,854
Other current assets	12,438	10,830
Total current assets	201,677	233,375
Fixed assets:
Furniture and equipment	65,775	63,982
Leasehold improvements	48,730	46,941
Fixed assets, gross	114,505	110,923
Less accumulated depreciation and amortization	(88,277)	(84,821)
Fixed assets, net	26,228	26,102
Operating lease right-of-use assets	105,484	103,431
Investment in unconsolidated affiliate	12,243	12,256
Goodwill	548,970	509,571
Other identifiable intangible assets, net	123,903	109,682
Other assets	4,629	2,821
Total assets	$1,023,134	$997,238
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST, USPH SHAREHOLDERS’ EQUITY AND NON-CONTROLLING INTEREST
Current liabilities:
Accounts payable - trade	$4,100	$3,898
Accrued expenses	58,056	55,344
Current portion of operating lease liabilities	35,243	35,252
Current portion of term loan and notes payable	9,700	7,691
Total current liabilities	107,099	102,185
Notes payable, net of current portion	1,511	1,289
Term loan, net of current portion and deferred financing costs	134,188	137,702
Deferred taxes	26,531	24,815
Operating lease liabilities, net of current portion	78,329	76,653
Other long-term liabilities	5,507	2,356
Total liabilities	353,165	345,000

Redeemable non-controlling interest - temporary equity	184,354	174,828

Commitments and Contingencies

U.S. Physical Therapy, Inc. (“USPH”) shareholders’ equity:
Preferred stock, $0.01 par value, 500,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.01 par value, 20,000,000 shares authorized, 17,291,366 and 17,202,291 shares issued, respectively	172	172
Additional paid-in capital	285,462	281,096
Accumulated other comprehensive gain	4,084	2,782
Retained earnings	226,482	223,772
Treasury stock at cost, 2,214,737 shares	(31,628)	(31,628)
Total USPH shareholders’ equity	484,572	476,194
Non-controlling interest - permanent equity	1,043	1,216
Total USPH shareholders’ equity and non-controlling interest - permanent equity	485,615	477,410
Total liabilities, redeemable non-controlling interest, USPH shareholders’ equity and non-controlling interest - permanent equity	$1,023,134	$997,238

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF NET INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30,2024	June 30, 2023

Net patient revenue	$140,271	$129,280	$271,346	$255,861
Other revenue	26,919	22,205	51,519	44,133
Net revenue	167,190	151,485	322,865	299,994
Operating cost:
Salaries and related costs	96,334	86,871	190,065	172,911
Rent, supplies, contract labor and other	35,277	30,844	67,193	60,944
Provision for credit losses	1,717	1,563	3,344	3,075
Total operating cost	133,328	119,278	260,602	236,930

Gross profit	33,862	32,207	62,263	63,064

Corporate office costs	14,249	12,145	28,334	26,004
Operating income	19,613	20,062	33,929	37,060

Other income (expense):
Interest expense, debt and other	(1,980)	(2,633)	(3,948)	(5,193)
Interest income from investments	1,074	517	2,617	517
Change in fair value of contingent earn-out consideration	(4,046)	708	(3,434)	10
Change in revaluation of put-right liability	(223)	(50)	(303)	(199)
Equity in earnings of unconsolidated affiliate	248	326	519	600
Relief Funds	-	-	-	467
Other	109	165	171	229
Total other income (expense)	(4,818)	(967)	(4,378)	(3,569)
Income before taxes	14,795	19,095	29,551	33,491

Provision for income taxes	3,083	4,231	6,222	7,200
Net income	11,712	14,864	23,329	26,291

Less: Net income attributable to non-controlling interest:
Redeemable non-controlling interest - temporary equity	(3,314)	(2,920)	(5,541)	(5,640)
Non-controlling interest - permanent equity	(892)	(1,025)	(2,236)	(2,322)
	(4,206)	(3,945)	(7,777)	(7,962)

Net income attributable to USPH shareholders	$7,506	$10,919	$15,552	$18,329

Basic and diluted earnings per share attributable to USPH shareholders	$0.47	$0.64	$0.93	$1.22

Shares used in computation - basic and diluted	15,072	13,720	15,044	13,375

Dividends declared per common share	$0.44	$0.43	$0.88	$0.86

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

Net income	$11,712	$14,864	$23,329	$26,291
Other comprehensive (loss) gain:
Unrealized (loss) gain on cash flow hedge	(31)	2,881	1,750	1,064
Tax effect at statutory rate (federal and state)	8	(736)	(447)	(272)
Comprehensive income	$11,689	$17,009	$24,632	$27,083

Comprehensive income attributable to non-controlling interest	(4,206)	(3,945)	(7,777)	(7,962)
Comprehensive income attributable to USPH shareholders	$7,483	$13,064	$16,855	$19,121

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	For the Six Months Ended
	June 30, 2024	June 30, 2023
OPERATING ACTIVITIES
Net income including non-controlling interest	$23,329	$26,291
Adjustments to reconcile net income including non-controlling interest to net cash provided by operating activities:
Depreciation and amortization	8,609	7,615
Provision for credit losses	3,344	3,075
Equity-based awards compensation expense	3,916	3,592
Amortization of debt issue costs	210	210
Change in deferred income taxes	770	1,799
Change in revaluation of put-right liability	303	199
Change in fair value of contingent earn-out consideration	3,434	(10)
Equity of earnings in unconsolidated affiliate	(519)	(600)
Loss on sale of fixed assets	51	63
Changes in operating assets and liabilities:
Increase in patient accounts receivable	(5,110)	(5,341)
Increase in accounts receivable - other	(2,351)	(85)
(Increase) decrease in other current and long term assets	(1,642)	593
(Decrease) increase in accounts payable and accrued expenses	(1,481)	1,125
Increase in other long-term liabilities	548	253
Net cash provided by operating activities	33,411	38,779

INVESTING ACTIVITIES
Purchase of fixed assets	(4,174)	(4,523)
Purchase of majority interest in businesses, net of cash acquired	(38,695)	(8,040)
Purchase of redeemable non-controlling interest, temporary equity	(6,230)	(7,804)
Purchase of non controlling interest, permanent equity	(527)	(39)
Proceeds on sale of non-controlling interest, permanent equity	26	-
Proceeds on sale of partnership interest - redeemable non-controlling interest	69	237
Distributions from unconsolidated affiliate	532	502
Proceeds on sale of fixed assets	-	7
Other	244	-
Net cash used in investing activities	(48,755)	(19,660)

FINANCING ACTIVITIES
Proceeds from revolving facility	-	24,000
Proceeds from issuance of common stock pursuant to the secondary public offering, net of issuance costs	-	163,655
Distributions to non-controlling interest, permanent and temporary equity	(8,318)	(8,431)
Cash dividends paid to shareholders	(13,264)	(11,238)
Principal payments on notes payable	(1,113)	(1,086)
Payments on term loan	(1,875)	(1,875)
Payments on revolving facility	-	(55,000)
Net cash (used in) provided by financing activities	(24,570)	110,025

Net (decrease) increase in cash and cash equivalents	(39,914)	129,144
Cash and cash equivalents - beginning of period	152,825	31,594
Cash and cash equivalents - end of period	$112,911	$160,738

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$4,932	$1,241
Interest paid	$3,708	$4,011
Non-cash investing and financing transactions during the period:
Purchase of interest in businesses - seller financing portion	$955	$360
Deferred payments related to purchase of interest in business	$-	$180
Fair market value of initial contingent consideration related to purchase of interest of businesses	$2,800	$200
Offset of notes receivable associated with purchase of redeemable non-controlling interest	$75	$-
Notes payable related to purchase of non-controlling interest, temporary equity	$22	$-
Notes payable related to purchase of redeemable non-controlling interest, temporary equity	$-	$621
Notes receivable related to sale of redeemable non-controlling interest, temporary equity	$402	$2,687
Notes receivable related to the sale of non-controlling interest, permanent equity	$243	$-

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(IN THOUSANDS)

	U.S.Physical Therapy, Inc.
	Common Stock		Additional	Accumulated Other	Retained	Treasury Stock		Total Shareholders’	Non-Controlling
For the three months ended June 30, 2024	Shares	Amount	Paid-In Capital	Comprehensive Gain	Earnings	Shares	Amount	Equity	Interests	Total

Balance March 31, 2024	17,283	$172	$283,546	$4,108	$223,573	(2,215)	$(31,628)	$479,771	$1,462	$481,233
Net income attributable to USPH shareholders	-	-	-	-	7,506	-	-	7,506	-	7,506
Net income attributable to non-controlling interest - permanent equity	-	-	-	-	-	-	-	-	892	892
Issuance of restricted stock, net of cancellations	8	-	-	-	-	-	-	-	-	-
Revaluation of redeemable non-controlling interest	-	-	-	-	(622)	-	-	(622)	-	(622)
Compensation expense - equity-based awards	-	-	1,919	-	-	-	-	1,919	-	1,919
Sale of non-controlling interest	-	-	2	-	-	-	-	2	-	2
Purchase of partnership interests - non-controlling interest	-	-	(5)	-	-	-	-	(5)	(18)	(23)
Dividends paid to USPH shareholders	-	-	-	-	(6,634)	-	-	(6,634)	-	(6,634)
Distributions to non-controlling interest partners - permanent equity	-	-	-	-	-	-	-	-	(1,291)	(1,291)
Deferred taxes related to redeemable non-controlling interest - temporary equity	-	-	-	-	(375)	-	-	(375)	-	(375)
Other comprehensive gain	-	-	-	(23)	-	-	-	(23)	-	(23)
Transfer of RNCI due to separation agreement	-	-	-	-	3,033	-	-	3,033	-	3,033
Other	-	-	-	(1)	1	-	-	-	(2)	(2)
Balance June 30, 2024	17,291	172	285,462	4,084	226,482	(2,215)	(31,628)	484,572	1,043	485,615

	U .S.Physical Therapy, Inc.
	Common Stock		Additional	Accumulated Other	Retained	Treasury Stock		Total Shareholders’	Non-Controlling
For the six months ended June 30, 2024	Shares	Amount	Paid-In Capital	Comprehensive Loss	Earnings	Shares	Amount	Equity	Interests	Total

Balance December 31, 2023	17,202	$172	$281,096	$2,782	$223,772	(2,215)	$(31,628)	$476,194	$1,216	$477,410
Net income attributable to USPH shareholders	-	-	-	-	15,552	-	-	15,552	-	15,552
Net income attributable to non-controlling interest - permanent equity	-	-	-	-	-	-	-	-	2,236	2,236
Issuance of restricted stock, net of cancellations	89	-	-	-	-	-	-	-	-	-
Revaluation of redeemable non-controlling interest, net of tax	-	-	-	-	(2,061)	-	-	(2,061)	-	(2,061)
Compensation expense - equity-based awards	-	-	3,916	-	-	-	-	3,916	-	3,916
Sale of non-controlling interest	-	-	200	-	-	-	-	200	-	200
Purchase of partnership interests - non-controlling interest	-	-	(350)	-	-	-	-	(350)	(56)	(406)
Dividends paid to USPH shareholders	-	-	-	-	(13,264)	-	-	(13,264)	-	(13,264)
Distributions to non-controlling interest partners - permanent equity	-	-	-	-	-	-	-	-	(2,351)	(2,351)
Deferred taxes related to redeemable non-controlling interest - temporary equity	-	-	-	-	(550)	-	-	(550)	-	(550)
Other comprehensive gain	-	-	-	1,303	-	-	-	1,303	-	1,303
Transfer of compensation liability for certain stock issued pursuant to long-term incentive plans	-	-	600	-	-	-	-	600	-	600
Transfer of RNCI due to separation agreement	-	-	-	-	3,033	-	-	3,033	-	3,033
Other	-	-	-	(1)	-	-	-	(1)	(2)	(3)
Balance June 30, 2024	17,291	172	285,462	4,084	226,482	(2,215)	(31,628)	484,572	1,043	485,615

	U.S.Physical Therapy, Inc.
	Common Stock		Additional	Accumulated Other	Retained	Treasury Stock		Total Shareholders’	Non-Controlling
For the three months ended June 30, 2023	Shares	Amount	Paid-In Capital	Comprehensive Gain	Earnings	Shares	Amount	Equity	Interests	Total

Balance March 31, 2023	15,277	$152	$112,123	$2,651	$234,760	(2,215)	$(31,628)	$318,058	$1,418	$319,476
Net income attributable to USPH shareholders	-	-	-	-	10,919	-	-	10,919	-	10,919
Net income attributable to non-controlling interest - permanent equity	-	-	-	-	-	-	-	-	1,025	1,025
Issuance of restricted stock, net of cancellations	9	-	-	-	-	-	-	-	-	-
Issuance of common stock, pursuant to the secondary public offering, net of issuance costs	1,916	20	163,635	-	-	-	-	163,655	-	163,655
Revaluation of redeemable non-controlling interest	-	-	-	-	(2,865)	-	-	(2,865)	-	(2,865)
Compensation expense - equity-based awards	-	-	1,786	-	-	-	-	1,786	-	1,786
Purchase of partnership interests - non-controlling interest	-	-	-	-	(50)	-	-	(50)	11	(39)
Dividends paid to USPH shareholders	-	-	-	-	(5,621)	-	-	(5,621)	-	(5,621)
Distributions to non-controlling interest partners - permanent equity	-	-	-	-	-	-	-	-	(955)	(955)
Deferred taxes related to redeemable non-controlling interest - temporary equity	-	-	-	-	237	-	-	237	-	237
Other comprehensive gain	-	-	-	2,145	-	-	-	2,145	-	2,145
Other	-	-	(51)	-	285	-	-	234	1	235
Balance June 30, 2023	17,202	172	277,493	4,796	237,665	(2,215)	(31,628)	488,498	1,500	489,998

	U.S.Physical Therapy, Inc.
	Common Stock		Additional	Accumulated Other	Retained	Treasury Stock		Total Shareholders’	Non-Controlling
For the six months ended June 30, 2023	Shares	Amount	Paid-In Capital	Comprehensive Loss	Earnings	Shares	Amount	Equity	Interests	Total

Balance December 31, 2022	15,216	$152	$110,317	$4,004	$232,948	(2,215)	$(31,628)	$315,793	$1,260	$317,053
Net income attributable to USPH shareholders	-	-	-	-	18,329	-	-	18,329	-	18,329
Net income attributable to non-controlling interest - permanent equity	-	-	-	-	-	-	-	-	2,322	2,322
Issuance of restricted stock, net of cancellations	70	-	-	-	-	-	-	-	-	-
Issuance of common stock, pursuant to the secondary public offering, net of issuance costs	1,916	20	163,635	-	-	-	-	163,655	-	163,655
Revaluation of redeemable non-controlling interest, net of tax	-	-	-	-	(2,746)	-	-	(2,746)	-	(2,746)
Compensation expense - equity-based awards	-	-	3,592	-	-	-	-	3,592	-	3,592
Purchase of partnership interests - non-controlling interest	-	-	-	-	(50)	-	-	(50)	11	(39)
Dividends paid to USPH shareholders	-	-	-	-	(11,238)	-	-	(11,238)	-	(11,238)
Distributions to non-controlling interest partners - permanent equity	-	-	-	-	-	-	-	-	(2,094)	(2,094)
Deferred taxes related to redeemable non-controlling interest - temporary equity	-	-	-	-	374	-	-	374	-	374
Other comprehensive gain	-	-	-	792	-	-	-	792	-	792
Other	-	-	(51)	-	48	-	-	(3)	1	(2)
Balance June 30, 2023	17,202	172	277,493	4,796	237,665	(2,215)	(31,628)	488,498	1,500	489,998

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1.	Basis of Presentation and Significant Accounting Policies

Nature of Business

U.S. Physical Therapy, Inc. and its subsidiaries (the “Company”) operates its business through two reportable business segments which include the physical therapy operations segment and the industrial injury prevention services (“IIP”) segment. The Company’s physical therapy operations consist of physical therapy and occupational therapy clinics that provide pre-and post-operative care and treatment for orthopedic-related disorders, sports-related injuries, preventive care, rehabilitation of injured workers and neurological injuries. Services provided by the IIP segment include onsite injury prevention and rehabilitation, performance optimization and ergonomic assessments.

As of June 30, 2024, the Company operated 681 clinics in 42 states. In addition to the 681 clinics, the Company also managed 41 physical therapy practices for unrelated physician groups and hospitals as of June 30, 2024.

During the six months ended June 30, 2024, and for the year-ended December 31, 2023, the Company completed the acquisitions of the following clinic practices and IIP businesses:

		% Interest	Number of
Acquisition	Date	Acquired	Clinics
April 2024 Acquisition	April 30, 2024	**	*
March 2024 Acquisition	March 29, 2024	50%	9
October 2023 Acquisition	October 31, 2023	***	*
September 2023 Acquisition 1	September 29, 2023	70%	4
September 2023 Acquisition 2	September 29, 2023	70%	1
July 2023 Acquisition	July 31, 2023	70%	7
May 2023 Acquisition	May 31, 2023	45%	4
February 2023 Acquisition	February 28, 2023	80%	1

*	IIP business.
**	On April 30, 2024, one of the Company’s primary IIP businesses, Briotix Health Limited Partnership, acquired 100% of an IIP business.
***	On October 31, 2023, the Company concurrently acquired 100% of an IIP business and a 55% equity interest in an ergonomics software business.

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

For the three and six months ended June 30, 2024, no triggering events or indicators were identified that would require impairment assessments for such period.  During the three and twelve months ended December 31, 2023, the Company recorded a charge of $15.8 million for goodwill impairment and a charge of $1.7 million for impairment of a tradename. The charges for impairment were related to one reporting unit in the IIP business. The impairment is related to a change in the reporting unit’s current and projected operating income as well as various market inputs based on current market conditions. The Company did not recognize any impairment as a result of the Company’s annual assessment of goodwill and tradename for the other seven reporting units. The Company also noted no impairment to long-lived assets for all reporting units.

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

Management contract revenue, which is also included in other revenue, is derived from contractual arrangements whereby the Company manages a clinic for third party owners. The Company does not have any ownership interest in these clinics. Typically, revenue is determined based on the number of visits conducted at the clinic and recognized at a point in time when services are performed. Costs, typically consisting of salaries, are recorded when incurred. Management contract revenue was $2.4 million and $2.2 million for the three months ended June 30, 2024 and June 30, 2023, respectively, and was $4.8 million and $3.9 million for the six months ended June 30, 2024 and June 30, 2023, respectively.

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

Contractual Allowances

The allowance for estimated contractual adjustments is based on terms of payor contracts and historical collection and write-off experience. Contractual allowances result from the differences between the rates charged for services performed and expected reimbursements by both insurance companies and government sponsored healthcare programs for such services. Medicare regulations and the various third-party payors and managed care contracts are often complex and may include multiple reimbursement mechanisms payable for the services provided in Company clinics. The Company estimates contractual allowances based on its interpretation of the applicable regulations, payor contracts and historical calculations. Each month the Company estimates its contractual allowance for each clinic based on payor contracts and the historical collection experience of the clinic and applies an appropriate contractual allowance reserve percentage to the gross accounts receivable balances for each payor of the clinic. Based on the Company’s historical experience, calculating the contractual allowance reserve percentage at the payor level is sufficient to allow the Company to provide the necessary detail and accuracy with its collectability estimates. However, the services authorized, provided and related reimbursement are subject to interpretation that could result in payments that differ from the Company’s estimates. Payor terms are periodically revised necessitating continual review and assessment of the estimates made by management. The Company’s billing system does not capture the exact change in its contractual allowance reserve estimate from period to period. In order to assess the accuracy of its revenues. Management regularly compares its cash collections to corresponding net revenues measured both in the aggregate and on a clinic-by-clinic basis. In the aggregate, historically the difference between net revenues and corresponding cash collections for any fiscal year has generally reflected a difference between approximately 1.0% to 1.5% of net revenues. As a result, the Company believes that a change in the contractual allowance reserve estimate would not likely be more than 1.0% to 1.5% on each balance sheet date.

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

The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits nor was any interest expense recognized during the three and six months ended June 30, 2024, and June 30, 2023. The Company records any interest or penalties, if required, in interest and other expense, as appropriate.

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

The put right expiring in 2027 is associated with the potential future purchase of a separate company within the Company’s IIP business. It is marked to fair value on a recurring basis using Level 3 inputs. In determining the value of the put right as of June 30, 2024, the Company used a Monte Carlo simulation model utilizing unobservable inputs including asset volatility of 20.0% and a discount rate of 11.69%. The value of this put right increased $0.2 million for the three months ended June 30, 2024, and increased $0.3 million for the six months ended June 30, 2024. The put right was valued at approximately $1.2 million on June 30, 2024, and approximately $1.0 million on December 31, 2023.

The valuation of the Company’s interest rate derivative is measured as the present value of all expected future cash flows based on SOFR-based yield curves. The present value calculation uses discount rates that have been adjusted to reflect the credit quality of the Company and its counterparty, which is a Level 2 fair value measurement. See Note 9 for more information on the Company’s interest rate derivative.

The redemption value of redeemable non-controlling interests approximates the fair value. See Note 4 for the changes in the fair value of Redeemable non-controlling interest.

The consideration for some of the Company’s acquisitions includes future payments that are contingent upon the occurrence of future operational or financial objectives being met. The Company estimates the fair value of contingent consideration obligations through valuation models designed to estimate the probability of such contingent payments based on various assumptions and incorporating estimated success rates. These fair value measurements are based on significant inputs not observable in the market. The unobservable inputs used in the valuation of the contingencies as of June 30, 2024, include asset volatility of 15.0% and a discount rate of 7.1%. Substantial judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, changes in assumptions could have a material impact on the Company’s financial position or results of operations in any given period. The Company determined the fair value of its contingent consideration obligations to be $17.2 million on June 30, 2024, and $12.5 million on December 31, 2023.

Restricted Stock

Restricted stock issued to employees and directors is subject to continued employment or continued service on the board, respectively. Generally, restrictions on the stock granted to employees lapse in equal annual installments on the following four anniversaries of the date of grant. For those shares granted to directors, the restrictions will lapse in equal quarterly installments during the first year after the date of grant. For those granted to officers and certain other key employees, the restriction will lapse in equal quarterly installments during the four years following the date of grant. Compensation expense for grants of restricted stock is recognized based on the fair value per share on the date of grant amortized over the vesting period. The Company recognizes any forfeitures as they occur. The restricted stock issued is included in basic and diluted shares for the earnings per share computation.

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

2. Earnings Per Share

Basic and diluted earnings per share is computed using the two-class method, which is an earnings allocation method that determines earnings per share for common shares and participating securities. The restricted stock the Company grants are participating securities containing non-forfeitable rights to receive dividends. Accordingly, any unvested shares of restricted stock is included in the basic and diluted earnings per share computation. Additionally, in accordance with current accounting guidance, the revaluation of redeemable non-controlling interest (see Note 4 Redeemable Non-Controlling Interest), net of tax, charged directly to retained earnings is included in the earnings per basic and diluted share calculation.

The computation of basic and diluted earnings per share are as follows.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(In thousands, except per share data)
Earnings per share
Computation of earnings per share - USPH shareholders:
Net income attributable to USPH shareholders	$7,506	$10,919	$15,552	$18,329
Charges to retained earnings:
Revaluation of redeemable non-controlling interest	(622)	(2,865)	(2,061)	(2,746)
Tax effect at statutory rate (federal and state)	159	732	527	700
	$7,043	$8,786	$14,018	$16,283

Earnings per share (basic and diluted)	$0.47	$0.64	$0.93	$1.22

Shares used in computation - basic and diluted	15,072	13,720	15,044	13,375

3. Acquisitions of Businesses

The Company’s strategy is to continue acquiring outpatient physical therapy practices, to develop outpatient physical therapy clinics as satellites in existing partnerships and to continue acquiring companies that provide and serve the IIP sector.  The consideration paid for each acquisition is derived through arm’s length negotiations and funded through working capital, borrowings under the Revolving Facility (as defined in Note 8. Borrowings) or proceeds from the secondary equity offering completed in May 2023.

The purchase price plus the fair value of the non-controlling interest for the acquisitions after June 30, 2023, were allocated to the fair value of the assets acquired, inclusive of identifiable intangible assets (i.e. tradenames, referral relationships and non-compete agreements) and liabilities assumed based on the estimated fair values at the acquisition date, with the amount in excess of fair values being recorded as goodwill. The Company is in the process of completing its formal valuation analysis of the acquisitions, to identify and determine the fair value of tangible and identifiable intangible assets acquired and the liabilities assumed. Thus, the final allocation of the purchase price may differ from the preliminary estimates used on June 30, 2024, based on additional information obtained and completion of the valuation of the identifiable intangible assets. Changes in the estimated valuation of the tangible assets acquired, the completion of the valuation of identifiable intangible assets and the completion by the Company of the identification of any unrecorded pre-acquisition contingencies, where the liability is probable and the amount can be reasonably estimated, will likely result in adjustments to goodwill. The Company does not expect the adjustments to be material. The Company continues to evaluate the components for the purchase price allocations for other acquisitions in 2023 and 2024.

The results of operations of the acquisitions below have been included in the Company’s unaudited consolidated financial statements since their respective date of acquisition. Unaudited proforma consolidated financial information for the acquisitions has not been included, as the results, individually and in the aggregate, were not material to current operations.

2024 Acquisitions

		% Interest	Number of
Acquisition	Date	Acquired	Clinics
April 2024 Acquisition	April 30, 2024	**	*
March 2024 Acquisition	March 29, 2024	50%	9

*	IIP business.
**	On April 30, 2024, one of the Company’s primary IIP businesses, Briotix Health Limited Partnership, acquired 100% of an IIP business.

On April 30, 2024, the Company acquired 100% of an IIP business through one of its primary IIP businesses, Briotix Health Limited Partnership, for a purchase price of approximately $24.0 million, of which $0.5 million was in the form of a note payable. The note accrues interest at 5.0% per annum and the principal and the interest are payable on May 1, 2025. As part of the transaction, the Company agreed to additional contingent consideration if future operational objectives are met by the business. There is no maximum payout. The contingent consideration was valued at $2.1 million as of June 30, 2024.

On March 29, 2024, the Company acquired a 50% equity interest in a nine-clinic physical therapy and hand therapy practice. The original owners of the practice retained the remaining 50%. The purchase price for the 50% equity interest was approximately $16.4 million, of which $0.5 million was in the form of a note payable. The note accrues interest at 4.5% per annum and the principal and the interest are payable on March 29, 2026. As part of the transaction, the Company agreed to additional contingent consideration if future operational and financial objectives are met. There is no maximum payout. The contingent consideration was valued at $0.5 million on June 30, 2024.

Besides the multi-clinic acquisition referenced above, the Company purchased the assets and business of three physical therapy clinics, which were tucked into larger partnerships in separate transactions.

The following table provides details on the preliminary purchase price allocation for the acquisitions described above.

	Physical Therapy
	IIP	Operations	Total
	(In thousands)
Cash paid, net of cash acquired	$23,106	$15,589	$38,695
Seller note	455	500	955
Deferred payments	-	-	-
Contingent payments	2,100	700	2,800
Total consideration	$25,661	$16,789	$42,450

Estimated fair value of net tangible assets acquired:
Total current assets	$1,211	$1,026	$2,237
Total non-current assets	218	499	717
Total liabilities	(541)	(500)	(1,041)
Net tangible assets acquired	888	1,025	1,913
Customer and referral relationships	6,708	6,997	13,705
Non-compete agreement	261	338	599
Tradenames	1,331	1,723	3,054
Goodwill	16,473	23,607	40,080
Fair value of non-controlling interest (classified as redeemable non-controlling interest)	-	(16,901)	(16,901)
	$25,661	$16,789	$42,450

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

2023 Acquisitions

		% Interest	Number of
Acquisition	Date	Acquired	Clinics
October 2023 Acquisition	October 31, 2023	***	*
September 2023 Acquisition 1	September 29, 2023	70%	4
September 2023 Acquisition 2	September 29, 2023	70%	1
July 2023 Acquisition	July 31, 2023	70%	7
May 2023 Acquisition	May 31, 2023	45%	4
February 2023 Acquisition	February 28, 2023	80%	1

*	IIP business.
***	On October 31, 2023, the Company concurrently acquired 100% of an IIP business and a 55% equity interest in an ergonomics software business.

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

On May 31, 2023, the Company and a local partner together acquired a 75% interest in a four-clinic physical therapy practice. After the transaction, the Company’s ownership interest is 45%, the Company’s local partner’s ownership interest is 30%, and the practice’s pre-acquisition owners have a 25% ownership interest. The purchase price for the 75% equity interest was approximately $3.1 million, of which $1.7 million was paid in cash by the Company, $1.1 million was paid in cash by the local partner, and $0.3 million was in the form of a note payable. The note was paid in full on July 1, 2024 ($0.2 million was paid by the Company and $0.1 million was paid by the local partner).

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

The aggregate purchase price for the 2023 acquisitions has been preliminarily allocated as follows:

	Physical Therapy
	IIP	Operations	Total
	(In thousands)
Cash paid, net of cash acquired	$3,955	$22,627	$26,582
Seller note	-	985	985
Deferred payments	-	830	830
Contingent payments	-	200	200
Total consideration	$3,955	$24,642	$28,597

Estimated fair value of net tangible assets acquired:
Total current assets	$388	$1,052	$1,440
Total non-current assets	335	2,924	3,259
Total liabilities	(41)	(3,296)	(3,337)
Net tangible assets acquired	682	680	1,362
Customer and referral relationships	757	7,828	8,585
Non-compete agreement	37	416	453
Tradenames	187	1,684	1,871
Goodwill	2,566	24,868	27,434
Fair value of non-controlling interest (classified as redeemable non-controlling interest)	(274)	(10,834)	(11,108)
	$3,955	$24,642	$28,597

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

a.
In the event that any Selling Shareholder’s employment is terminated under certain circumstances prior to a specified anniversary of the Closing Date, the Seller Entity thereafter may have an irrevocable right to cause the Company to purchase from Seller Entity the Terminated Selling Shareholder’s Allocable Percentage of Seller Entity’s Interest at the purchase price described in “3” below.

b.
In the event that any Selling Shareholder is not employed by NewCo as of a specified anniversary of the Closing Date and the Company has not exercised its Call Right with respect to the Terminated Selling Shareholder’s Allocable Percentage of Seller Entity’s Interest, Seller Entity thereafter shall have the Put Right to cause the Company to purchase from Seller Entity the Terminated Selling Shareholder’s Allocable Percentage of Seller Entity’s Interest at the purchase price described in “3” below.

c.
In the event that any Selling Shareholder’s employment with NewCo is terminated for any reason on or after a specified of the Closing Date, the Seller Entity has the Put Right, and upon the exercise of the Put Right, the Terminated Selling Shareholder’s Allocable Percentage of Seller Entity’s Interest shall be redeemed by the Company at the purchase price described in “3” below.

2.	Call Right

a.
If any Selling Shareholder’s employment by NewCo is terminated prior to a specified anniversary of the Closing Date, the Company thereafter has an irrevocable right to purchase from Seller Entity the Terminated Selling Shareholder’s Allocable Percentage of Seller Entity’s Interest, in each case at the purchase price described in “3” below.

b.
In the event that any Selling Shareholder’s employment with NewCo is terminated for any reason on or after a specified anniversary of the Closing Date, the Company has the Call Right, and upon the exercise of the Call Right, the Terminated Selling Shareholder’s Allocable Percentage of Seller Entity’s Interest shall be redeemed by the Company at the purchase price described in “3” below.

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

ProgressiveHealth Acquisition

On November 30, 2021, the Company acquired a majority interest in ProgressiveHealth Companies, LLC (“Progressive”), which owns a majority interest in certain subsidiaries (“Progressive Subsidiaries”) that operate in the IIP business.  The Progressive transaction was completed in a series of steps which are described below.

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

Carrying Amounts of Redeemable Non-Controlling Interests

The following table details the changes in the carrying amount (fair value) of the Company’s redeemable non-controlling interests:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(In thousands)
Beginning balance	$190,733	$164,283	$174,828	$167,515
Net income allocated to redeemable non-controlling interest partners	3,314	2,920	5,541	5,640
Distributions to redeemable non-controlling interest partners	(3,867)	(4,179)	(5,967)	(6,337)
Changes in the fair value of redeemable non-controlling interest	622	2,865	2,061	2,746
Purchases of redeemable non-controlling interest	(3,550)	(2,659)	(6,327)	(8,821)
Acquired interest	-	2,138	16,901	3,893
Sales of redeemable non-controlling interest	90	2,286	472	2,925
Changes in notes receivable related to redeemable non-controlling interest	45	(2,140)	(122)	(2,047)
Reduction due to separation agreement	(3,033)	-	(3,033)	-
Ending balance	$184,354	$165,514	$184,354	$165,514

The following table categorizes the carrying amount (fair value) of the redeemable non-controlling interests:

	As of
	June 30, 2024	June 30, 2023
	(In thousands)
Contractual time period has lapsed but holder’s employment has not terminated	$72,411	$73,640
Contractual time period has not lapsed and holder’s employment has not terminated	111,943	91,874
Holder’s employment has terminated and contractual time period has expired	-	-
Holder’s employment has terminated and contractual time period has not expired	-	-
	$184,354	$165,514

5. Goodwill

The changes in the carrying amount of goodwill consisted of the following:

	For the Six Months Ended	For the Year Ended
	June 30, 2024	December 31, 2023
	(In thousands)
Beginning balance	$509,571	$494,101
Acquisitions	40,080	28,083
Adjustments for purchase price allocation of businesses acquired in prior year	(681)	3,187
Impairment of goodwill	-	(15,800)
Ending balance	$548,970	$509,571

For the three and six months ended June 30, 2024, and 2023, no triggering events or indicators were identified that would require impairment assessments as of such periods. During the year ended December 31, 2023, the Company recorded goodwill impairment of $15.8 million related to a reporting unit in the Company’s IIP business.

6. Intangible Assets, Net

The Company’s intangible assets, net, consisted of the following:

	As of June 30, 2024			As of December 31, 2023
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Customer and referral relationships	$108,371	$(34,297)	$74,074	$93,658	$(30,414)	$63,244
Tradenames	47,631	-	47,631	44,573	-	44,573
Non-compete agreements	10,146	(7,948)	2,198	9,459	(7,594)	1,865
	$166,148	$(42,245)	$123,903	$147,690	$(38,008)	$109,682

Tradenames, customer and referral relationships and non-compete agreements are related to the businesses acquired. The value assigned to tradenames has an indefinite life and is tested at least annually for impairment using the relief from royalty method in conjunction with the Company’s annual goodwill impairment test. The value assigned to customer and referral relationships is being amortized over their respective estimated useful lives which range from 7.0 to 14.0 years. Non-compete agreements are amortized over the respective term of the agreements which range from 5.0 to 6.0 years. For the six months ended June 30, 2024, the weighted average amortization period for customer and referral relationships was 12.6 years and the weighted average amortization period for non-compete agreements was 5.5 years. During the year ended December 31, 2023, the Company recognized a charge of $1.7 million related to the impairment of a tradename related to an IIP acquisition.

The following table details the amount of amortization expense recorded for intangible assets for the periods presented:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(In thousands)
Customer and referral relationships	$2,066	$1,639	$3,884	$3,303
Non-compete agreements	191	149	354	302
	$2,257	$1,788	$4,238	$3,605

Based on the balance of referral relationships and non-compete agreements as of June 30, 2024, the expected amount to be amortized in 2024 and thereafter by year is as follows:

For the Year Ended December 31,	Customer and Referral Relationships	Non-Compete Agreements
	(In thousands)
2024 (excluding the six months ended June 30, 2024)	$4,037	$360
2025	8,049	671
2026	7,582	531
2027	7,418	369
2028	7,149	228
Thereafter	39,839	39
Total	$74,074	$2,198

7. Accrued Expenses

Accrued expenses consisted of the following:

	As of
	June 30, 2024	December 31, 2023
	(In thousands)
Salaries and related costs	$24,353	$25,641
Credit balances due to patients and payors	7,517	8,847
Group health insurance claims	2,665	2,301
Federal income taxes payable	2,579	1,006
Contingency payable	14,120	12,285
Other property taxes payable	416	355
Interest payable	267	235
Closure costs	604	231
Other	5,535	4,443
Total	$58,056	$55,344

8. Borrowings

Amounts outstanding under the Company’s Senior Credit Facilities (as defined below) and notes payable consisted of the following:

	As of June 30, 2024			As of December 31, 2023
	Principal Amount	Unamortized discount and debt issuance cost	Net Debt	Principal Amount	Unamortized discount and debt issuance cost	Net Debt
	(In thousands)
Term Facility	$142,500	$(1,232)	$141,268	$144,375	$(1,468)	$142,907
Revolving Facility	-	-	-	-	-	-
Other	4,131	-	4,131	3,775	-	3,775
Total debt	146,631	(1,232)	145,399	148,150	(1,468)	146,682
Less: Current portion of long-term debt (1)	10,120	(420)	9,700	8,111	(420)	7,691
Long-term debt, net of current portion	$136,511	$(812)	$135,699	$140,039	$(1,048)	$138,991

(1)	The long-term portion is included as part of Other Long-Term Liabilities in the unaudited Consolidated Balance Sheet.

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

As of June 30, 2024, $142.5 million was outstanding on the Term Facility while none was outstanding under the Revolving Facility resulting in $175.0 million of credit availability. As of June 30, 2024, the Company was in compliance with all of the covenants contained in the Credit Agreement.

The interest rate on the Company’s Senior Credit Facilities was 4.7% for the three months ended June 30, 2024, and 5.7% for the three months ended June 30, 2023, with an all-in effective interest rate, including all associated costs, of  5.4% and 6.0% over the same periods, respectively. The all-in effective interest rate on the Company’s Senior Credit Facilities for the six months ended June 30, 2024, was 5.4% and 5.7% for the six months ended June 30, 2023.

The Company generally enters into various notes payable as a means of financing a portion of its acquisitions and purchasing of non-controlling interests. In conjunction with acquisitions in the years ended December 31, 2022, 2023 and 2024, the Company entered into notes payable in the aggregate amount of $4.1 million, of which $1.3 million is due by December 31, 2024, $1.6 million is due in 2025 and $1.2 million is due in 2026. Interest accrues in the range of 3.5% to 8.5% per annum and is payable with each principal installment.

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

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(In thousands)
Net income	$11,712	$14,864	$23,329	$26,291
Other comprehensive (loss) gain:
Unrealized (loss) gain on cash flow hedge	(31)	2,881	1,750	1,064
Tax effect at statutory rate (federal and state)	8	(736)	(447)	(272)
Comprehensive income	11,689	17,009	24,632	27,083

Comprehensive income attributable to non-controlling interest	(4,206)	(3,945)	(7,777)	(7,962)
Comprehensive income attributable to USPH shareholders	$7,483	$13,064	$16,855	$19,121

The valuations of the Company’s interest rate derivatives are measured as the present value of all expected future cash flows based on SOFR-based yield curves. The present value calculation uses discount rates that have been adjusted to reflect the credit quality of the Company and its counterparty which is a Level 2 fair value measurement.

The carrying and fair value of the Company’s interest rate derivatives (included in other current assets and other assets) were as follows.

	As of
	June 30, 2024	June 30, 2023
	(In thousands)
Other current assets	$2,954	$3,471
Other assets	2,532	2,971
	$5,486	$6,442

10. Leases

The Company has operating leases for its corporate offices and operating facilities.The Company determines if an arrangement is a lease at the inception of a contract. Right-of-use assets represent the Company’s right to use an underlying asset during the lease term and operating lease liabilities represent net present value of the Company’s obligation to make lease payments arising from the lease. Right-of-use assets and operating lease liabilities are recognized at commencement date based on the net present value of the fixed lease payments over the lease term.The Company’s operating lease terms are generally five years or less. The Company’s lease terms include options to extend or terminate the lease when it is reasonably certain that the option will be exercised. As most of the Company’s operating leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Operating fixed lease expense is recognized on a straight-line basis over the lease term.Variable lease payment amounts that cannot be determined at the commencement of the lease such as increases in lease payments based on changes in index rates or usage are not included in the right-of-use assets or operating lease liabilities. These are expensed as incurred and recorded as variable lease expense.

The components of lease expense were as follows.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(In thousands)
Operating lease cost	$10,263	$9,410	$20,216	$18,775
Short-term lease cost	256	284	521	559
Variable lease cost	2,563	2,373	4,932	4,504
Total lease cost *	$13,082	$12,067	$25,669	$23,838

*Sublease income was immaterial

Lease costs are reflected in the consolidated statement of net income in the line item – rent, supplies, contract labor and other.

The supplemental cash flow information related to leases was as follows.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(In thousands)

Cash paid for amounts included in the measurement of operating lease liabilities	$10,564	$9,753	$20,902	$19,399

Right-of-use assets obtained in exchange for new operating lease liabilities	$12,901	$9,938	$20,628	$16,219

The aggregate future lease payments for operating leases as of June 30, 2024, were as follows.

Amount
Fiscal Year	(In thousands)
2024 (excluding the six months ended June 30, 2024)	$20,564
2025	35,568
2026	27,481
2027	18,994
2028 and thereafter	21,091
Total lease payments	$123,698
Less: imputed interest	10,126
Total operating lease liabilities	$113,572

Average lease terms and discount rates were as follows.

	As of
	June 30, 2024	June 30, 2023
Weighted-average remaining lease term - Operating leases	3.9 years	4.0 years

Weighted-average discount rate - Operating leases	4.4%	3.5%

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

Wholly-Owned Facilities

For Wholly-Owned Facilities with profit sharing arrangements, an appropriate accrual is recorded for the amount of profit sharing due to the clinic partners/directors. The amount is expensed as compensation and included in clinic operating costs—salaries and related costs. The respective liability is included in current liabilities—accrued expenses on the consolidated balance sheets.

Industrial Injury Prevention Services

Services provided in the IIP segment include onsite injury prevention and rehabilitation, performance optimization, post offer employment testing, functional capacity evaluations, and ergonomic assessments. The majority of these services are contracted with and paid for directly by employers, including a number of Fortune 500 companies. Other clients include large insurers and their contractors. The Company performs these services through Industrial Sports Medicine Professionals, consisting primarily of specialized certified athletic trainers.

Segment Financials

The Company evaluates performance of the segments based on gross profit. The Company has provided additional information regarding its reportable segments which contributes to the understanding of the Company and provides useful information.

The following table summarizes selected financial data for the Company’s reportable segments:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(In thousands)		(In thousands)
Net revenue:
Physical therapy operations	$143,486	$132,239	$277,911	$261,398
Industrial injury prevention services	23,704	19,246	44,954	38,596
Total Company	$167,190	$151,485	$322,865	$299,994

Operating Costs:
Salaries and related costs:
Physical therapy operations	$81,452	$74,394	$161,226	$148,281
Industrial injury prevention services	14,882	12,477	28,839	24,630
Total salaries and related costs	$96,334	$86,871	$190,065	$172,911
Rent supplies, contract labor and other:
Physical therapy operations	$31,534	$28,060	$60,494	$54,732
Industrial injury prevention services	3,743	2,784	6,699	6,212
Total rent, supplies, contract labor and other	$35,277	$30,844	$67,193	$60,944
Provision for credit losses:
Physical therapy operations	$1,717	$1,563	$3,344	$3,075
Industrial injury prevention services	-	-	-	-
Total provision for credit losses	$1,717	$1,563	$3,344	$3,075
Total Company	$133,328	$119,278	$260,602	$236,930

Gross profit:
Physical therapy operations	$28,783	$28,222	$52,847	$55,310
Industrial injury prevention services	5,079	3,985	9,416	7,754
Total Company	$33,862	$32,207	$62,263	$63,064

	As of
	June 30, 2024	June 30, 2023
Total Assets:
Physical therapy operations	$853,045	$849,907
Industrial injury prevention services	170,089	149,674
Total Company	$1,023,134	$999,581

12. Investment in Unconsolidated Affiliate

Through one of its subsidiaries, the Company has a 49% joint venture interest in a company which provides physical therapy services for patients at hospitals. Since the Company is deemed to not have a controlling interest in the company, the Company’s investment is accounted for using the equity method of accounting. The investment balance of this joint venture as of June 30, 2024, is $12.2 million and the earnings amounted to approximately $0.2 million and $0.5 million for the three and six months ended June 30, 2024, respectively. Earnings in the comparable prior periods were $0.3 million and $0.6 million for the three and six months ended June 30, 2023, respectively.

13. Subsequent Events

On August 12, 2024, the Company’s Board of Directors declared a quarterly dividend of $0.44 per share payable on September 13, 2024, to shareholders of record on August 23, 2024.

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

•	our business depends on hiring, training, and retaining qualified employees;
•	availability and cost of qualified physical therapists;
•	competitive environment in the IIP business, which could result in the termination or non-renewal of contractual service arrangements and other adverse financial consequences for that service line;
•	our ability to identify and complete acquisitions, and the successful integration of the operations of the acquired businesses;
•	impact on the business and cash reserves resulting from retirement or resignation of key partners and resulting purchase of their non-controlling interest (minority interests);
•	maintaining our information technology systems with adequate safeguards to protect against cyber-attacks;
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

•	maintaining clients for which we perform management, IIP services, and other services, as a breach or termination of those contractual arrangements by such clients could cause operating results to be less than expected;
•	enforcing our noncompetition covenants with employed therapists;
•	maintaining adequate internal controls;
•	maintaining necessary insurance coverage;
•	availability, terms, and use of capital; and
•	weather and other seasonal factors.

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

During the six months ended June 30, 2024 and for the year ended December 31, 2023, we completed the acquisitions of clinic practices and IIP businesses detailed below:

Acquisition	Date	% Interest Acquired	Number of Clinics
April 2024 Acquisition	April 30, 2024	**	*
March 2024 Acquisition	March 29, 2024	50%	9
October 2023 Acquisition	October 31, 2023	***	*
September 2023 Acquisition 1	September 29, 2023	70%	4
September 2023 Acquisition 2	September 29, 2023	70%	1
July 2023 Acquisition	July 31, 2023	70%	7
May 2023 Acquisition	May 31, 2023	45%	4
February 2023 Acquisition	February 28, 2023	80%	1

*	IIP business.
**	On April 30, 2024, one of the Company’s IIP businesses, Briotix Health Limited Partnership, acquired 100% of an IIP business.
***	On October 31, 2023, the Company concurrently acquired 100% of an IIP business and a 55% equity interest in an ergonomics software business.

The following table provides a roll forward of our clinic count for the periods presented.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Number of clinics, beginning of period	679	647	671	640
Additions (1)	7	13	21	21
Closed or sold	(5)	(4)	(11)	(5)
Number of clinics, end of period	681	656	681	656

(1)	Includes clinics added through acquisitions.

Our strategy is to continue acquiring outpatient physical therapy practices, develop outpatient physical therapy clinics as satellites in existing partnerships, and continue acquiring companies that provide or serve our IIP sector.

Our Board of Directors declared a quarterly dividend of $0.44 per share payable on September 13, 2024 to shareholders of record on August 23, 2024.

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

For calendar years 2021, 2022 and 2023, Centers for Medicare and Medicaid Services (“CMS”) expected decreases in Medicare reimbursement were partially offset by one-time increases in payments as a result of other legislation passed by Congress, resulting in decreases of approximately 3.5%, 0.75% and 2.0% in each of these years, respectively.  For January 1 through March 8 of 2024, CMS’s final rule resulted in an approximate 3.5% decrease in Medicare payments for the therapy specialty. However, effective as of March 9, 2024, pursuant to the Consolidated Appropriations Act, 2024, Congress minimized the reduction in Medicare payments for therapy services for the balance of 2024, resulting in an approximate 1.8% reduction in Medicare payments for therapy services (rather than the 3.5% decrease). The MPFS proposed by CMS for 2025, if enacted, is expected to decrease Medicare reimbursement for therapy services by approximately 2.8% as compared to the reimbursement rates in effect for most of 2024.

In the final 2020 MPFS rule, CMS clarified that when the physical therapist is involved for the entire duration of the service and the physical therapist assistant (“PTA”) provides skilled therapy alongside the physical therapist, an identification of the PTA’s participation (as denoted by a “CQ modifier”) is not required. Also, when the same service (code) is furnished separately by the physical therapist and PTA, CMS applies the de minimis standard to each 15-minute unit of codes, not on the total physical therapist and PTA time of the service. For dates of service on and after January 1, 2022, CMS pays for physical therapy and occupational therapy services provided by PTAs and occupational therapist assistants (“OTAs”) at 85% of the otherwise applicable Part B payment amount. CMS allows a timed service to be billed without a CQ (for PTA’s) or CO (for OTA’s) modifier when a PTA or OTA participates in providing care, but the physical therapist or occupational therapist meets the Medicare billing requirements without including the PTA’s or OTA’s minutes. This occurs when the physical therapist or occupational therapist provides more minutes than the 15-minute midpoint. The proposed 2025 MPFS final rule does not contain any policy changes concerning the modifiers for services provided by physical therapy and occupational therapist assistants.

RESULTS OF OPERATIONS

The defined terms, with their respective descriptions, used in the following discussions are listed below.

•	Mature clinics are clinics opened or acquired prior to January 1, 2023, and are still operating as of June 30, 2024.
•	Net rate per patient visit is net patient revenue related to our physical therapy operations divided by total number of patient visits (defined below) during the periods presented.
•	Patient visits is the number of unique patient visits during the periods presented.
•
Average daily visits per clinic is patient visits divided by the number of days in which normal business operations were conducted during the periods presented and further divided by the average number of clinics in operation during the periods presented.

•	2024 Second Quarter refers to the three months ended June 30, 2024.
•	2023 Second Quarter refers to the three months ended June 30, 2023.
•	2024 Six Months refers to the six months ended June 30, 2024.
•	2023 Six Months refers to the six months ended June 30, 2023.

Net income attributable to our shareholders, a Generally Accepted Accounting Principle (“GAAP”) measure, was $7.5 million for the 2024 Second Quarter compared to $10.9 million for the 2023 Second Quarter. In accordance with GAAP, the revaluation of redeemable non-controlling interest, net of taxes, is not included in net income but is charged directly to retained earnings; however, this change is included in the computation of earnings per share. Earnings per share for the 2024 Second Quarter was $0.47 compared to $0.64 for the 2023 Second Quarter, due in part to the increase in shares outstanding associated with the Company’s secondary offering completed in May 2023.

Net income attributable to our shareholders was $15.6 million for the 2024 Six Months compared to $18.3 million for the 2023 Six Months. Earnings per share for the 2024 Six Months was $0.93 compared to $1.22 for the 2023 Six Months, due in part to the increase in shares outstanding associated with the Company’s secondary offering completed in May 2023.

The following table provides a calculation of earnings per share.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(In thousands, except per share data)
Earnings per share
Computation of earnings per share - USPH shareholders:
Net income attributable to USPH shareholders	$7,506	$10,919	$15,552	$18,329
Charges to retained earnings:
Revaluation of redeemable non-controlling interest	(622)	(2,865)	(2,061)	(2,746)
Tax effect at statutory rate (federal and state)	159	732	527	700
	$7,043	$8,786	$14,018	$16,283

Earnings per share (basic and diluted)	$0.47	$0.64	$0.93	$1.22

Shares used in computation - basic and diluted	15,072	13,720	15,044	13,375

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

Adjusted EBITDA, a non-GAAP measure is defined as net income attributable to our shareholders before interest income, interest expense, taxes, depreciation, amortization, change in fair value of contingent earn-out consideration, Relief Funds, changes in revaluation of put-right liability, equity-based awards compensation expense, clinic closure costs, other income and related portions for non-controlling interests.

Operating Results, a non-GAAP measure equals net income attributable to our shareholders less, changes in revaluation of a put-right liability, Relief Funds, clinic closure costs, changes in fair value of contingent earn-out consideration, and any allocations to non-controlling interests, all net of taxes. Operating Results per share also excludes the impact of the revaluation of redeemable non-controlling interest and the associated tax impact.

Adjusted EBITDA and Operating Results are not measures of financial performance under GAAP. Adjusted EBITDA and Operating Results should not be considered in isolation or as an alternative to, or substitute for, net income attributable to our shareholders presented in the consolidated financial statements.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(In thousands, except per share data)
Adjusted EBITDA (a non-GAAP measure)
Net income attributable to USPH shareholders	$7,506	$10,919	$15,552	$18,329
Adjustments:
Provision for income taxes	3,083	4,231	6,222	7,200
Depreciation and amortization	4,514	3,827	8,609	7,615
Interest expense, debt and other, net	1,980	2,633	3,948	5,193
Equity-based awards compensation expense	1,919	1,786	3,916	3,592
Interest income from investments	(1,074)	(517)	(2,617)	(517)
Change in revaluation of put-right liability	223	50	303	199
Change in fair value of contingent earn-out consideration	4,046	(708)	3,434	(10)
Relief Funds	-	-	-	(467)
Closure costs	551	-	677	-
Other income	(109)	(165)	(171)	(229)
Allocation to non-controlling interests	(515)	(389)	(978)	(761)
	$22,124	$21,667	$38,895	$40,144

Operating Results (a non-GAAP measure)
Net income attributable to USPH shareholders	$7,506	$10,919	$15,552	$18,329
Adjustments:
Change in fair value of contingent earn-out consideration	4,046	(708)	3,434	(10)
Change in revaluation of put-right liability	223	50	303	199
Closure costs	551	-	677	-
Relief Funds	-	-	-	(467)
Allocation to non-controlling interests	(68)	-	(84)	33
Tax effect at statutory rate (federal and state)	(1,214)	168	(1,106)	63
	$11,044	$10,429	$18,776	$18,147

Operating Results per share (a non-GAAP measure)	$0.73	$0.76	$1.25	$1.36

Adjusted EBITDA was $22.1 million for the 2024 Second Quarter, compared to $21.7 million in the 2023 Second Quarter while Operating Results was $11.0 million in the 2024 Second Quarter compared to $10.4 million in the 2023 Second Quarter. On a per share basis, Operating Results was $0.73 in the 2024 Second Quarter compared to $0.76 in the 2023 Second Quarter, with the decrease primarily attributable to the increase in shares outstanding associated with the Company’s secondary offering completed in May 2023.

Adjusted EBITDA was $38.9 million for 2024 Six Months compared to $40.1 million in 2023 Six Months while Operating Results was $18.8 million for the 2024 Six Months compared to $18.1 million for the 2023 Six Months.  On a per share basis, Operating Results was $1.25 per share in the 2024 Six Months compared to $1.36 per share in the 2023 Six Months, with the decrease primarily attributable to the increase in shares outstanding associated with our secondary offering completed in May 2023.

2024 Second Quarter versus 2023 Second Quarter

	For the Three Months Ended				Variance
	June 30, 2024		June 30, 2023		$	%
	(In thousands, except percentages)

Net patient revenue	$140,271	83.9%	$129,280	85.3%	$10,991	8.5%
Other revenue	26,919	16.1%	22,205	14.7%	4,714	21.2%
Net revenue	167,190	100.0%	151,485	100.0%	15,705	10.4%

Operating Cost:
Salaries and related costs	96,334	57.6%	86,871	57.3%	9,463	10.9%
Rent, supplies, contract labor and other	35,277	21.1%	30,844	20.4%	4,433	14.4%
Provision for credit losses	1,717	1.0%	1,563	1.0%	154	9.9%
Total operating cost	133,328	79.7%	119,278	78.7%	14,050	11.8%

Gross Profit	33,862	20.3%	32,207	21.3%	1,655	5.1%

Corporate office costs	14,249	8.5%	12,145	8.0%	2,104	17.3%
Operating Income	19,613	11.7%	20,062	13.2%	(449)	-2.2%

Other (expense) income:
Interest expense, debt and other	(1,980)	-1.2%	(2,633)	-1.7%	653	-24.8%
Interest income from investments	1,074	0.6%	517	0.3%	557	107.7%*
Change in fair value of contingent earn-out consideration	(4,046)	-2.4%	708	0.5%	(4,754)	-671.5%*
Change in revaluation of put-right liability	(223)	-0.1%	(50)	0.0%	(173)	346.0%*
Equity in earnings of unconsolidated affiliate	248	0.1%	326	0.2%	(78)	-23.9%
Other	109	0.1%	165	0.1%	(56)	-33.9%
Total other (expense) income	(4,818)	-2.9%	(967)	-0.6%	(3,851)	398.2%

Income before taxes	14,795	8.8%	19,095	12.6%	(4,300)	-22.5%

Provision for income taxes	3,083	1.8%	4,231	2.8%	(1,148)	-27.1%
Net income	11,712	7.0%	14,864	9.8%	(3,152)	-21.2%

Less: Net income attributable to non-controlling interest:
Redeemable non-controlling interest - temporary equity	(3,314)	-2.0%	(2,920)	-1.9%	(394)	13.5%
Non-controlling interest - permanent equity	(892)	-0.5%	(1,025)	-0.7%	133	-13.0%
	(4,206)	-2.5%	(3,945)	-2.6%	(261)	6.6%

Net income attributable to USPH shareholders	$7,506	4.5%	$10,919	7.2%	$(3,413)	-31.3%

* Not meaningful

Total net revenue for the 2024 Second Quarter increased $15.7 million, or 10.4%, to $167.2 million from $151.5 million for the 2023 Second Quarter while operating costs increased $14.1 million, or 11.8%, to $133.3 million from $119.3 million over the same periods, respectively. As a percent of total net revenue, total operating cost was 79.7% for the 2024 Second Quarter, as compared to 78.7% for the 2023 Second Quarter. Gross profit for the 2024 Second Quarter was $33.9 million, or 20.3% of net revenue, compared to $32.2 million, or 21.3% of net revenue, for the 2023 Second Quarter.

Physical Therapy Operations

	For the Three Months Ended		Variance
	June 30, 2024	June 30, 2023	$	%
	(In thousands, except percentages)
Revenue related to:
Mature Clinics (1)	$129,349	$126,057	$3,292	2.6%
Clinic additions (2)	10,905	1,910	8,995	*	(6)
Clinics sold or closed (3)	17	1,313	(1,296)	*	(6)
Net Patient Revenue	140,271	129,280	10,991	8.5%
Other (4)	3,215	2,959	256	8.7%
Total	143,486	132,239	11,247	8.5%
Operating costs (4)	114,703	104,017	10,686	10.3%
Gross profit	$28,783	$28,222	$561	2.0%

Financial and operating metrics (not in thousands):
Net rate per patient visit (1)	$105.05	$102.03	$3.02	3.0%
Patient visits (1)	1,335,335	1,267,140	68,195	5.4%
Average daily visits per clinic (1)	30.6	30.4	0.2	0.7%
Gross margin	20.1%	21.3%
Salaries and related costs per visit, clinics (5)	$59.66	$57.59	$2.07	3.6%
Operating costs per visit, clinics (5)	$84.46	$80.61	$3.85	4.8%

(1) See Glossary of Terms - Revenue Metrics for definitions.
(2) Includes 21 clinics added during the six months ended June 30, 2024 and 46 clinic added during the year ended December 31, 2023.
(3) Includes 11 clinics closed during the six months ended June 30, 2024 and 15 clinics closed during the year ended December 31, 2023.
(4) Includes revenues and costs from management contracts.
(5) Per visit costs excludes management contract costs.
(6) Not meaningful.

Revenues

Net revenue from physical therapy operations increased $11.2 million, or 8.5%, to $143.5 million for the 2024 Second Quarter from $132.2 million for the 2023 Second Quarter. This increase was primarily due to the increase in visits from the 25 net new clinics added since the comparable prior year period, an increase in visits at mature clinics and an increase in net rate per patient visit. Total patient visits increased 68,195, or 5.4%, to 1,335,335 in the 2024 Second Quarter from 1,267,140 in the 2023 Second Quarter. Average daily visits per clinic was 30.6 for the 2024 Second Quarter compared to 30.4 in the comparable prior year quarter. Net rate per patient visit for the 2024 Second Quarter increased to $105.05 from $102.03 for the 2023 Second Quarter, an increase of 3.0%, despite the 1.8% Medicare rate reduction in effect for the 2024 Second Quarter.  The increase in net rate per patient visit was mainly driven by higher reimbursement rates from commercial and other payors which reflects our strategic priority of increasing reimbursement rates through contract negotiations as well as an increase in workers compensation as a percent of our total net patient revenues.

Other revenues increased approximately $0.3 million, or 8.7%, to $3.2 million for the 2024 Second Quarter from $3.0 million for the 2023 Second Quarter primarily due to the increase in management contract revenue since the comparable prior year period.

Operating costs

Operating costs from physical therapy operations increased $10.7 million, or 10.3%, to $114.7 million in the 2024 Second Quarter from $104.0 million in the 2023 Second Quarter primarily driven by costs associated with the 25 net new clinics added since the comparable prior year period. Operating costs were 79.9% of net revenue for the 2024 Second Quarter compared to 78.7% of net revenue for the 2023 Second Quarter. On a per visit basis (excluding management contracts), operating costs increased to $84.46 for the 2024 Second Quarter from $80.61 for the 2023 Second Quarter.

Total salaries and related costs increased to $81.5 million in the 2024 Second Quarter from $74.4 million, in the 2023 Second Quarter, an increase of $7.1 million, or 9.5%. Salaries and related costs per visit (excluding management contracts), increased to $59.66 for the 2024 Second Quarter from $57.59 for the 2023 Second Quarter.

Total rent, supplies, contract labor and other costs related to clinics increased to $31.5 million in the 2024 Second Quarter from $28.1 million in the 2023 Second Quarter, an increase of $3.5 million, or 12.4% due to the 25 net new clinics added since the comparable prior year period. On a per visit basis, rent, supplies, contract labor and other costs (excluding management contracts costs), increased to $23.52 for the 2024 Second Quarter compared to $21.79 for the 2023 Second Quarter.

The provision for credit losses was $1.7 million for the 2024 Second Quarter and $1.6 million for the 2023 Second Quarter. As a percentage of net revenues, the provision for credit losses was 1.0% for both the 2024 Second Quarter and the 2023 Second Quarter. Our provision for credit losses as a percentage of total patient accounts receivable was 5.5% on June 30, 2024, as compared to 5.0% on December 31, 2023.

Gross Profit

Gross profit from physical therapy operations increased $0.6 million, or 2.0%, to $28.8 million in the 2024 Second Quarter from $28.2 million in the 2023 Second Quarter. The gross profit margin from physical therapy operations was 20.1% in the 2024 Second Quarter compared to 21.3% in the 2023 Second Quarter.

Industrial Injury Prevention Services

	For the Three Months Ended		Variance
	June 30, 2024	June 30, 2023	$	%
	(In thousands, except percentages)
Net revenue	$23,704	$19,246	$4,458	23.2%
Operating costs	18,625	15,261	3,364	22.0%
Gross profit	$5,079	$3,985	$1,094	27.5%

Gross margin	21.4%	20.7%

IIP revenues increased $4.5 million, or 23.2%, to $23.7 million for the 2024 Second Quarter as compared to $19.2 million for the 2023 Second Quarter. Excluding the Company’s IIP acquisition during the 2024 Second Quarter, IIP revenues increased 13.5%. IIP operating costs increased $3.4 million, or 22.0%, versus the comparable prior year period.  Gross profit from IIP operations in the 2024 Second Quarter increased $1.1 million, or 27.5%, to $5.1 million from $4.0 million in the 2023 Second Quarter. Excluding the Company’s IIP acquisition in the 2024 Second Quarter, IIP gross profit increased 15.7%. The gross profit margin from IIP operations increased to 21.4% in the 2024 Second Quarter from 20.7% in the 2023 Second Quarter.

Corporate Office Costs

Corporate office costs were $14.2 million, or 8.5% of revenue in the 2024 Second Quarter compared to $12.1 million, or 8.0% of net revenue in the 2023 Second Quarter.

Operating Income

Operating income was $19.6 million for the 2024 Second Quarter compared to $20.1 million for the 2023 Second Quarter.

Other (Expenses) Income

Interest Expense, Debt and Other

Interest expense decreased $0.7 million to $2.0 million for the 2024 Second Quarter compared to $2.6 million in the 2023 Second Quarter due to a lower outstanding balance on our Revolving Facility (as defined in Liquidity and Capital Resources – Senior Credit Facilities), which we paid down in May 2023. The interest rate on the Company’s Senior Credit Facilities was 4.7% and 5.7% for the 2024 Second Quarter and 2023 Second Quarter, respectively, with an all-in effective interest rate, including all associated costs, of 5.4% and 6.0% over the same periods, respectively.

Interest income from investment

Interest income from investing excess cash (primarily proceeds from the secondary offering sale of our stock completed in May 2023) in a high-yield savings account was $1.1 million during the 2024 Second Quarter compared to $0.5 million in the 2023 Second Quarter.

Change in fair value of contingent earn-out consideration

We revalued contingent earn-out consideration related to certain acquisitions resulting in a loss of $4.0 million for the 2024 Second Quarter compared to a gain of $0.7 million for the 2023 Second Quarter.

Change in Revaluation of Put-Right Liability

We revalued an outstanding put right liability and recognized an expense of $0.2 million for the 2024 Second Quarter compared to an expense of $0.1 million for the 2023 Second Quarter. The put-right (expiring in 2027) relates to the potential future purchase of a company within our IIP business. The company provides physical therapy and rehabilitation services to hospitals and other ancillary providers in a distinct market area.

Equity in earnings of unconsolidated affiliate

We recognized an income of $0.2 million for the 2024 Second Quarter and $0.3 million for the 2023 Second Quarter from a joint venture which provides physical therapy services for patients at hospitals. Since we are deemed to not have a controlling interest in the joint venture, our investment is accounted for using the equity method of accounting.

Provision for Income Taxes

The provision for income taxes was $3.1 million in the 2024 Second Quarter compared to $4.2 million during the 2023 Second Quarter while the effective tax rates were 29.1% and 27.9% over the same periods, respectively.

	For the Three Months Ended
	June 30, 2024	June 30, 2023
	(In thousands, except percentages)
Income before taxes	$14,795	$19,095

Less: Net income attributable to non-controlling interest:
Redeemable non-controlling interest - temporary equity	(3,314)	(2,920)
Non-controlling interest - permanent equity	(892)	(1,025)
	$(4,206)	$(3,945)

Income before taxes less net income attributable to non-controlling interest	$10,589	$15,150

Provision for income taxes	$3,083	$4,231

Effective income tax rate	29.1%	27.9%

Net Income Attributable to Non-controlling Interest

Net income attributable to redeemable non-controlling interest (temporary equity) was $3.3 million in the 2024 Second Quarter compared to $2.9 million in the 2023 Second Quarter. Net income attributable to non-controlling interest (permanent equity) was $0.9 million for the 2024 Second Quarter and $1.0 million for the 2023 Second Quarter.

2024 Six Months versus 2023 Six Months

	For the Six Months Ended				Variance
	June 30, 2024		June 30, 2023		$	%
	(In thousands, except percentages)

Net patient revenue	$271,346	84.0%	$255,861	85.3%	$15,485	6.1%
Other revenue	51,519	16.0%	44,133	14.7%	7,386	16.7%
Net revenue	322,865	100.0%	299,994	100.0%	22,871	7.6%

Operating Cost:
Salaries and related costs	190,065	58.9%	172,911	57.6%	17,154	9.9%
Rent, supplies, contract labor and other	67,193	20.8%	60,944	20.3%	6,249	10.3%
Provision for credit losses	3,344	1.0%	3,075	1.0%	269	8.7%
Total operating cost	260,602	80.7%	236,930	79.0%	23,672	10.0%

Gross Profit	62,263	19.3%	63,064	21.0%	(801)	-1.3%

Corporate office costs	28,334	8.8%	26,004	8.7%	2,330	9.0%
Operating Income	33,929	10.5%	37,060	12.4%	(3,131)	-8.4%

Other (expense) income:
Interest expense, debt and other	(3,948)	-1.2%	(5,193)	-1.7%	1,245	-24.0%
Interest income from investments	2,617	0.8%	517	0.2%	2,100	406.2%*
Change in fair value of contingent earn-out consideration	(3,434)	-1.1%	10	0.0%	(3,444)	-34440%*
Change in revaluation of put-right liability	(303)	-0.1%	(199)	-0.1%	(104)	52.3%
Equity in earnings of unconsolidated affiliate	519	0.2%	600	0.2%	(81)	-13.5%
Relief Funds	-	0.0%	467	0.2%	(467)	-100.0%
Other	171	0.1%	229	0.1%	(58)	-25.3%
Total other (expense) income	(4,378)	-1.4%	(3,569)	-1.2%	(809)	22.7%

Income before taxes	29,551	9.2%	33,491	11.2%	(3,940)	-11.8%

Provision for income taxes	6,222	1.9%	7,200	2.4%	(978)	-13.6%
Net income	23,329	7.2%	26,291	8.8%	(2,962)	-11.3%

Less: Net income attributable to non-controlling interest:
Redeemable non-controlling interest - temporary equity	(5,541)	-1.7%	(5,640)	-1.9%	99	-1.8%
Non-controlling interest - permanent equity	(2,236)	-0.7%	(2,322)	-0.8%	86	-3.7%
	(7,777)	-2.4%	(7,962)	-2.7%	185	-2.3%

Net income attributable to USPH shareholders	$15,552	4.8%	$18,329	6.1%	$(2,777)	-15.2%

* Not meaningful

Total net revenue for the 2024 Six Months increased $22.9 million, or 7.6%, to $322.9 million from $300.0 million for the 2023 Six Months while operating costs increased $23.7 million, or 10.0%, to $260.6 million from $236.9 million over the same periods, respectively. As a percentage of net revenue, total operating cost was 80.7% for the 2024 Six Month as compared to79.0% for the 2023 Six Months. Gross profit for the 2024 Six Months was $62.3 million, or 19.3% of net revenue, compared to $63.1 million for the 2023 Six Months, or 21.0% of net revenue.

Physical Therapy Operations

	For the Six Months Ended		Variance
	June 30, 2024	June 30, 2023	$	%
	(In thousands, except percentages)
Revenue related to:
Mature Clinics (1)	$253,421	$250,852	$2,569	1.0%
Clinic additions (2)	17,605	2,282	15,323	*	(6)
Clinics sold or closed (3)	320	2,727	(2,407)	(88.3)%
Net Patient Revenue	271,346	255,861	15,485	6.1%
Other (4)	6,565	5,537	1,028	18.6%
Total	277,911	261,398	16,513	6.3%
Operating costs (4)	225,064	206,088	18,976	9.2%
Gross profit	$52,847	$55,310	$(2,463)	(4.5)%

Financial and operating metrics (not in thousands):
Net rate per patient visit (1)	$104.23	$102.56	$1.67	1.6%
Patient visits (1)	2,603,337	2,494,630	108,707	4.4%
Average daily visits per clinic (1)	30.0	30.1
Gross margin	19.0%	21.2%
Salaries and related costs per visit, clinics (5)	$60.52	$58.35	$2.17	3.7%
Operating costs per visit, clinics (5)	$84.97	$81.28	$3.69	4.5%

(1) See Glossary of Terms - Revenue Metrics for definitions.
(2) Includes 21 clinics added during the six months ended June 30, 2024 and 46 clinic added during the year ended December 31, 2023.
(3) Includes 11 clinics closed during the six months ended June 30, 2024 and 15 clinics closed during the year ended December 31, 2023.
(4) Includes revenues and costs from management contracts.
(5) Per visit costs excludes management contract costs.
(6) Not meaningful.

Revenues

Revenues from physical therapy operations increased $16.5 million, or 6.3%, to $277.9 million in the 2024 Six Months compared to $261.4 million in 2023 Six Months. This increase was primarily due to an increase in visits from the 25 net new clinics added since the comparable prior year period as well as an increase in net rate per patient visit to $104.23 for 2024 Six Months from $102.56 for the 2023 Six Months. Total patient visits increased 108,707, or 4.4%, to 2,603,337 in the 2024 Six Months from 2,494,630 in the 2023 Six Months. Average daily visits per clinic was 30.0 for the 2024 Six Months compared to 30.1 in the comparable prior year period.  The increase in net rate per patient visit was mainly driven by higher reimbursement rates from commercial and other payors which reflects our strategic priority of increasing reimbursement rates through contract negotiations as well as an increase in workers compensation as a percent of our total net patient revenues.

Other revenues increased $1.0 million, or 18.6%, to $6.6 million for the 2024 Six Months from $5.5 million for the 2023 Six Months due to an increase in management contract revenue since the comparable prior year period.

Operating costs

Operating costs from physical therapy operations increased by $19.0 million, or 9.2% to $255.1 million in the 2024 Six Months from $206.1 million in the 2023 Six Months primarily driven by costs associated with the 25 net new clinics added since the comparable prior year period. Operating costs were 81.0% of net revenue for the 2024 Six Months compared to 78.8% of net revenue for the 2023 Six Months. On a per visit basis, operating costs (excluding management contracts) increased to $84.97 for the 2024 Six Months from $81.28 for the 2023 Six Months.

Total salaries and related costs related to clinics increased to $161.2 million in the 2024 Six Months from $148.3 million, in the 2023 Six Months, an increase of $13.0 million, or 8.7%. Salaries and related costs per visit (excluding management contracts) increased to $60.52 for the 2024 Six Months from $58.35 for the 2023 Six Months.

Total rent, supplies, contract labor and other costs related to clinics increased to $60.5 million in the 2024 Six Months from $54.7 million in the 2023 Six Months, an increase of $5.8 million, or 10.6% mostly due to the 25 net new clinics added since the comparable prior year period. On a per visit, rent, supplies, contract labor and other costs (excluding management contract costs) increased to $23.17 for the 2024 Six Months compared to $21.70 for the 2023 Six Months.

The provision for credit losses was $3.3 million for the 2024 Six Months and $3.1 million for the 2023 Six Months. As a percentage of net revenues, the provision for credit losses was 1.0% for both the 2024 Six Months and 2023 Six Months.

Gross Profit

Gross profit from physical therapy operations in the 2024 Six Months decreased $2.5 million, or 4.5%, to $52.8 million from $55.3 million in the 2023 Six Months. The gross profit margin from physical therapy operations decreased to 19.0% in the 2024 Six Months from 21.2% in the 2023 Six Months.

Industrial Injury Prevention Services

	For the Six Months Ended		Variance
	June 30, 2024	June 30, 2023	$	%
	(In thousands, except percentages)
Net revenue	$44,954	$38,596	$6,358	16.5%
Operating costs	35,538	30,842	4,696	15.2%
Gross profit	$9,416	$7,754	$1,662	21.4%

Gross margin	20.9%	20.1%

IIP revenues increased $6.4 million, or 16.5%, to $45.0 million for the 2024 Six Months as compared to $38.6 million for the 2023 Six Months. IIP operating costs increased $4.7 million, or 15.2%, versus the comparable prior year period.  Gross profit from IIP operations in the 2024 Six Months increased $1.7 million, or 21.4%, to $9.4 million from $7.8 million in the 2023 Six Months. The gross profit margin from IIP operations increased to 20.9% in the 2024 Six Months from 20.1% in the 2023 Six Months.

Corporate Office Costs

Corporate office costs were $28.3 million in the 2024 Six Months compared to $26.0 million in the 2023 Six Months.

Operating Income

Operating income was $33.9 million for the 2024 Six Months compared to $37.1 million for the 2023 Six Months.

Other (Expenses) Income

Interest Expense, Debt and Other

Interest expense decreased $1.2 million to $3.9 million for the 2024 Six Months compared to $5.2 million in the 2023 Six Months due to a lower outstanding balance on our Revolving Facility, which we paid down in May 2023. The interest rate on our Senior Credit Facility was 4.7% for the 2024 Six Months and 5.7% for the 2023 Six Months, with an all-in effective interest rate, including all associated costs, of 5.4% and 6.9% over the same periods, respectively.

Interest income from investment

Interest income from investing excess cash (primarily proceeds from the secondary offering sale of our stock completed in May 2023) in a high-yield savings account was $2.6 million during the 2024 Six Months compared to $0.5 million during the 2023 Six Months.

Change in fair value of contingent earn-out consideration

We revalued contingent earn-out consideration related to certain acquisitions resulting in a loss of $3.4 million for the 2024 Six Months compared to a gain of $10 thousand dollars in the comparative prior year period.

Change in Revaluation of Put-Right Liability

We recorded an expense of $0.3 million on the revaluation of a put right liability for 2024 Six Months and $0.2 million for the 2023 Six Months. The put-right relates to the potential future purchase of a company that provides physical therapy and rehabilitation services to hospitals and other ancillary providers in a distinct market area.

Equity in earnings of unconsolidated affiliate

We recognized income from a joint venture which provides physical therapy services for patients at hospitals of $0.5 million for the 2024 Six Months and $0.6 million for the 2023 Six Months. Since we are deemed to not have a controlling interest in the joint venture, our investment is accounted for using the equity method of accounting.

Provision for Income Taxes

The provision for income taxes was $6.2 million in the 2024 Six Months compared to $7.2 million during the 2023 Six Months while the effective tax rates were 28.6% and 28.2% over the same periods, respectively.

	For the Six Months Ended
	June 30, 2024	June 30, 2023
	(In thousands, except percentages)
Income before taxes	$29,551	$33,491

Less: Net income attributable to non-controlling interest:
Redeemable non-controlling interest - temporary equity	(5,541)	(5,640)
Non-controlling interest - permanent equity	(2,236)	(2,322)
	$(7,777)	$(7,962)

Income before taxes less net income attributable to non-controlling interest	$21,774	$25,529

Provision for income taxes	$6,222	$7,200

Effective income tax rate	28.6%	28.2%

Net Income Attributable to Non-controlling Interest

Net income attributable to redeemable non-controlling interest (temporary equity) was $5.5 million in the 2024 Six Months compared to $5.6 million in the 2023 Six Months. Net income attributable to non-controlling interest (permanent equity) was $2.2 million for the 2024 Six Months and $2.3 million for the 2023 Six Months.

LIQUIDITY AND CAPITAL RESOURCES

We believe that our business has sufficient cash to allow us to meet our short-term cash requirements. Total cash and cash equivalents were $112.9 million as of June 30, 2024, and $152.8 million as of December 31, 2023. Additionally, we had $142.5 million of outstanding borrowings and $175.0 million in available credit under our Revolving Facility as of June 30, 2024, compared to $144.4 million of outstanding borrowings and $175.0 million in available credit under our Revolving Facility as of December 31, 2023.

We believe that our cash and cash equivalents and availability under our Senior Credit Facilities are sufficient to fund the working capital needs of our operating subsidiaries through at least June 30, 2025.

Historically, we have generated sufficient cash from operations to fund our development activities and to cover operational needs. We plan to continue developing new clinics and making acquisitions. We have, from time to time, purchased the non-controlling interests of limited partners in our existing partnerships. We may purchase additional non-controlling interests in the future.  Generally, any acquisition or purchase of non-controlling interests is expected to be accomplished using our cash, financing, or a combination of the two.

We make reasonable and appropriate efforts to collect accounts receivable, including applicable deductible and co-payment amounts. Claims are submitted to payors daily, weekly or monthly in accordance with our policy or payor’s requirements. When possible, we submit our claims electronically. The collection process is time consuming and typically involves the submission of claims to multiple payors whose payment of claims may be dependent upon the payment of another payor. Claims under litigation and vehicular incidents can take a year or longer to collect. Medicare and other payor claims relating to new clinics awaiting CMS approval initially may not be submitted for six months or more. When all reasonable internal collection efforts have been exhausted, accounts are written off prior to sending them to outside collection firms. With managed care, commercial health plans and self-pay payor type receivables, the write-off generally occurs after the account receivable has been outstanding for 120 days or longer.  As of June 30, 2024, we have accrued $7.5 million related to credit balances, a portion of which is due to patients and payors.  The credit balances are expected to be resolved or paid in the next twelve months.

Cash Flow

A summary of our operating, investing and financing activities is discussed below.

	For the Six Months Ended
	June 30, 2024	June 30, 2023

Net cash provided by operating activities	$33,411	$38,779
Net cash used in investing activities	(48,755)	(19,660)
Net cash (used in) provided by financing activities	(24,570)	110,025

Operating Activities

Cash provided by operating activities was $33.4 million for the 2024 Six Months as compared to $38.8 million for the 2023 Six Months. This decrease in cash provided was mostly due to the timing of payments related to payroll.

Investing Activities

Cash used in investing activities for the 2024 Six Months totaled $48.8 million and consisted of $45.5 million used in the purchase of interests in businesses and non-controlling interests (temporary and permanent), and $4.2 million of fixed assets purchases.  These uses were partially offset by $0.1 million in proceeds from the sale of non-controlling interests (temporary and permanent), repayments of notes receivable of $0.3 million and $0.5 million distributions received from an unconsolidated affiliate.

Financing Activities

Cash used in financing activities for the 2024 Six Months, totaled $24.6 million and was comprised primarily of $13.3 million cash dividends paid to shareholders, $8.3 million in distributions to non-controlling interests (temporary and permanent) and payments of $3.0 million related to notes payable and the term note.

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

The Credit Agreement contains customary covenants limiting, among other things, the incurrence of additional indebtedness, the creation of liens, mergers, consolidations, liquidations and dissolutions, sales of assets, dividends, and other payments in respect of equity interests, acquisitions, investments, loans and guarantees, subject, in each case, to customary exceptions, thresholds and baskets. The Credit Agreement includes certain financial covenants which include the Consolidated Fixed Charge Coverage Ratio and the Consolidated Leverage Ratio, as defined in the Credit Agreement. The Credit Agreement also contains customary events of default. As of June 30, 2024, the Company was in compliance with all of the covenants contained in the Credit Agreement.

Our obligations under the Credit Agreement are guaranteed by our wholly owned material domestic subsidiaries (each, a “Guarantor”), and our obligations and any Guarantors are secured by a perfected first priority security interest in substantially all of our existing and future personal property and each Guarantor, subject to certain exceptions.

As of June 30, 2024, $141.3 million (net of unamortized debt issuance costs of $1.2 million) was outstanding on the Term Facility while none was outstanding under the Revolving Facility resulting in $175.0 million of credit availability. The interest rate on the Senior Credit Facilities was 4.7% for the 2024 Second Quarter and 5.7% for the 2023 Second Quarter, with an all-in effective interest rate, including all associated costs, of 5.4% and 6.0% over the same periods, respectively.  The interest rate on our Senior Credit Facilities was 4.7% for the 2024 Six Months and 5.7% for the 2023 Six Months, with an all-in effective interest rate, including all associated costs, of 5.4% and 6.9% over the same periods, respectively.

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

As June 30, 2024, the fair value of the interest rate swap was $5.5 million, an increase of $1.7 million, net of a $0.4 million, income tax effect, as compared to December 31, 2023. The fair value of the interest rate swap is included in Other assets (current and long term) in our consolidated balance sheet while the increase in fair value is presented as unrealized gain in our unaudited consolidated statements of comprehensive income. The interest rate swap arrangement has generated $1.8 million in interest savings for the six months ended June 30, 2024. The average interest rate for the term facility, net of the savings from the swap, in the 2024 Second Quarter was 4.7%.

Notes Payable and Deferred Payments Related to Acquisitions

We generally enter into various notes payable as a means of financing our acquisitions. Our present outstanding notes payable primarily relate to the acquisitions of a business or acquisitions of majority interests in such businesses. At June 30, 2024, our remaining outstanding balance on these notes aggregated $4.1 million, of which $1.3 million is due by December 31, 2024, $1.6 million is due in 2025 and $1.2 million is due in 2026. Notes are generally payable in equal annual installments of principal over two years plus any accrued and unpaid interest. Interest accrues at various interest rates ranging from 3.5% to 8.5% per annum.

On April 30, 2024, we acquired 100% of an IIP business through one of its primary IIP businesses, Briotix Health Limited Partnership, for a purchase price of approximately $24.0 million, of which $0.5 million was in the form of a note payable. The note accrues interest at 5.0% per annum and the principal and the interest are payable on May 1, 2025. As part of the transaction, we agreed to pay additional contingent consideration if future operational objectives are met. There is no maximum payout. The contingent consideration was valued at $2.1 million as of June 30, 2024. We contributed the capital for this purchase therefore, subsequent to this transaction, our interest in the IIP business of Briotix Health Limited Partnership increased to 92.1%.

On March 29, 2024, we acquired a 50% equity interest in a nine-clinic physical therapy and hand therapy practice. The original owners of the practice retained the remaining 50%. The purchase price for the 50% equity interest was approximately $16.4 million, of which $0.5 million was in the form of a note payable. The note accrues interest of 4.5% per annum and the principal and the interest are payable on March 29, 2026. Additionally, we have an obligation to pay an additional amount based on certain future operational objectives being met. There is no maximum payout. The contingent consideration was valued at $0.5 million as of June 30, 2024.

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

On May 31, 2023, the Company and a local partner together acquired a 75% interest in a four-clinic physical therapy practice. After the transaction, the Company’s ownership interest is 45%, the Company’s local partner’s ownership interest is 30%, and the practice’s pre-acquisition owners have a 25% ownership interest. The purchase price for the 75% equity interest was approximately $3.1 million, of which $1.7 million was paid in cash by the Company, $1.1 million was paid in cash by the local partner, and $0.3 million was in the form of a note payable. On July 1, 2024, the note payable of $0.3 million was paid in full ($0.2 million was paid by us and $0.1 million was paid by the local partner).

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

Redeemable Non-Controlling Interest

Certain limited partnership agreements, as amended, provide that, upon the triggering events, we have a call right and the selling entity or individual has a put right for the purchase and sale of the limited partnership interest held by the partner. Once triggered, the put right and the call right do not expire, even upon an individual partner’s death, and contain no mandatory redemption feature. The purchase price of the partner’s limited partnership interest upon the exercise of either the put right or the call right is calculated per the terms of the respective agreements and classified as redeemable non-controlling interest (temporary equity) in our consolidated balance sheets. The fair value of the redeemable non-controlling interests on June 30, 2024 was $184.4 million.

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

We maintain an interest rate swap arrangement which is considered a derivative instrument. Our indebtedness as of June 30, 2024 was the outstanding balance of seller notes from our acquisitions of $4.1 million, and an outstanding balance on our term note related to the Credit Agreement of $142.5 million. The Revolving Facility does not have a balance as of June 30, 2024, and is subject to fluctuating interest rates. A 1% change in the interest rate would yield no additional interest expense on the facility because of the interest rate swap described above. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources for more information.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Many of our employed therapists have contractual non-competition agreements and covenants with the Company which, under certain circumstances, limit the employee’s ability to terminate their employment with the Company to perform similar services for competing organizations within a defined geography for a specified period time after such termination.  The Federal Trade Commission recently passed a Rule which purports to prohibit many forms of non-competition agreements with employees and, if the Rule becomes effective in its current form, also would require the Company, subject to certain exceptions, to nullify certain existing noncompetition agreements with employees.  While the Rule is being challenged in federal court and is not currently effective, if the Rule in its current form or in a substantially similar form becomes effective, the Company could suffer a loss of staff which could have a material adverse effect on operations.

ITEM 5.	OTHER INFORMATION.

Rule 105b-1 Trading Plans

The Company’s directors and executive officers do not currently have 10b5-1plans. During the three and six months ended June 30, 2024, none of our directors or executive officers adopted or terminated or  any contract, instruction, or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

ITEM 6.	EXHIBITS.

Exhibit Number	Description
10.1**
U. S. Physical Therapy, Inc. First Amendment to Third Amended and Restated Employment Agreement, entered into as of May 27, 2024, by and between the Company and Christopher Reading [incorporated by reference to Exhibit 99.1 to the Company Current Report on Form 8-K filed with the SEC on May 31, 2024].

10.2**
U. S. Physical Therapy, Inc. First Amendment to Employment Agreement, entered into as of May 27, 2024, by and between the Company and Eric Williams [incorporated by reference to Exhibit 99.2 to the Company Current Report on Form 8-K filed with the SEC on May 31, 2024].

10.3**
U. S. Physical Therapy, Inc. First Amendment to Amended and Restated Employment Agreement, entered into as of May 27, 2024, by and between the Company and Graham Reeve [incorporated by reference to Exhibit 99.3 to the Company Current Report on Form 8-K filed with the SEC on May 31, 2024].

10.4**
U. S. Physical Therapy, Inc. First Amendment to Employment Agreement, entered as of May 27, 2024, by and between the Company and Carey Hendrickson [incorporated by reference to Exhibit 99.4 to the Company Current Report on Form 8-K filed with the SEC on May 31, 2024].

10.5**
U. S. Physical Therapy, Inc. First Amendment to Amended and Restated Employment Agreement, entered as of May 27, 2024, by and between the Company and Richard Binstein [incorporated by reference to Exhibit 99.5 to the Company Current Report on Form 8-K filed with the SEC on May 31, 2024].

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32*	Certification Pursuant to 18 U.S.C 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Management contract or compensatory arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

U.S. PHYSICAL THERAPY, INC.

Date: August 14, 2024	By:	/s/ Carey Hendrickson
Carey Hendrickson
Chief Financial Officer
(Principal financial and accounting officer)