Form 10-Q
period 2024-09-30
U S PHYSICAL THERAPY INC /NV
filed 2024-11-08
CIK 885978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024
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

As of November 8, 2024, the number of shares outstanding (issued less treasury stock) of the registrant’s common stock, par value $.01 per share, was: 15,094,987.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	September 30, 2024	December 31, 2023
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$116,959	$152,825
Patient accounts receivable, less provision for credit losses of $3,443 and $2,736, respectively	57,022	51,866
Accounts receivable - other	20,056	17,854
Other current assets	10,833	10,830
Total current assets	204,870	233,375
Fixed assets:
Furniture and equipment	66,782	63,982
Leasehold improvements	48,385	46,941
Fixed assets, gross	115,167	110,923
Less accumulated depreciation and amortization	(88,602)	(84,821)
Fixed assets, net	26,565	26,102
Operating lease right-of-use assets	103,938	103,431
Investment in unconsolidated affiliate	12,168	12,256
Goodwill	554,642	509,571
Other identifiable intangible assets, net	124,309	109,682
Other assets	2,699	2,821
Total assets	$1,029,191	$997,238

LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST, USPH SHAREHOLDERS’ EQUITY AND NON-CONTROLLING INTEREST
Current liabilities:
Accounts payable - trade	$6,361	$3,898
Accrued expenses	64,506	55,344
Current portion of operating lease liabilities	34,828	35,252
Current portion of term loan and notes payable	9,605	7,691
Total current liabilities	115,300	102,185
Notes payable, net of current portion	534	1,289
Term loan, net of current portion and deferred financing costs	132,382	137,702
Deferred taxes	24,913	24,815
Operating lease liabilities, net of current portion	77,001	76,653
Other long-term liabilities	8,343	2,356
Total liabilities	358,473	345,000

Redeemable non-controlling interest - temporary equity	186,602	174,828

Commitments and Contingencies

U.S. Physical Therapy, Inc. (“USPH”) shareholders’ equity:
Preferred stock, $0.01 par value, 500,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.01 par value, 20,000,000 shares authorized, 17,291,366 and 17,202,291 shares issued, respectively	172	172
Additional paid-in capital	287,002	281,096
Accumulated other comprehensive gain	1,339	2,782
Retained earnings	225,873	223,772
Treasury stock at cost, 2,214,737 shares	(31,628)	(31,628)
Total USPH shareholders’ equity	482,758	476,194
Non-controlling interest - permanent equity	1,358	1,216
Total USPH shareholders’ equity and non-controlling interest - permanent equity	484,116	477,410
Total liabilities, redeemable non-controlling interest, USPH shareholders’ equity and non-controlling interest - permanent equity	$1,029,191	$997,238

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF NET INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30,2024	September 30, 2023

Net patient revenue	$139,146	$127,243	$410,492	$383,104
Other revenue	28,887	22,764	80,406	66,897
Net revenue	168,033	150,007	490,898	450,001
Operating cost:
Salaries and related costs	99,835	89,846	289,900	262,757
Rent, supplies, contract labor and other	33,914	30,678	100,430	91,490
Provision for credit losses	1,721	1,525	5,065	4,600
Clinic closure costs - lease and other	3,432	29	4,109	161
Total operating cost	138,902	122,078	399,504	359,008

Gross profit	29,131	27,929	91,394	90,993

Corporate office costs	14,385	12,048	42,719	38,052
Operating income	14,746	15,881	48,675	52,941

Other income (expense):
Interest expense, debt and other	(2,018)	(2,101)	(5,966)	(7,293)
Interest income from investments	1,018	1,673	3,635	2,191
Change in fair value of contingent earn-out consideration	(1,899)	187	(5,332)	197
Change in revaluation of put-right liability	168	(145)	(136)	(344)
Equity in earnings of unconsolidated affiliate	231	206	750	806
Relief Funds	-	-	-	467
Other	90	78	261	305
Total other income (expense)	(2,410)	(102)	(6,788)	(3,671)

Income before taxes	12,336	15,779	41,887	49,270

Provision for income taxes	2,559	3,557	8,781	10,757
Net income	9,777	12,222	33,106	38,513

Less: Net income attributable to non-controlling interest:
Redeemable non-controlling interest - temporary equity	(1,998)	(1,976)	(7,539)	(7,616)
Non-controlling interest - permanent equity	(1,151)	(992)	(3,387)	(3,314)
	(3,149)	(2,968)	(10,926)	(10,930)

Net income attributable to USPH shareholders	$6,628	$9,254	$22,180	$27,583

Basic and diluted earnings per share attributable to USPH shareholders (1)	$0.39	$0.51	$1.32	$1.72

Shares used in computation - basic and diluted	15,077	14,987	15,055	13,918

Dividends declared per common share	$0.44	$0.43	$1.32	$1.29

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

Net income	$9,777	$12,222	$33,106	$38,513
Other comprehensive (loss) gain:
Unrealized (loss) gain on cash flow hedge	(3,687)	1,276	(1,937)	2,340
Tax effect at statutory rate (federal and state)	942	(326)	495	(598)
Comprehensive income	$7,032	$13,172	$31,664	$40,255

Comprehensive income attributable to non-controlling interest	(3,149)	(2,968)	(10,926)	(10,930)
Comprehensive income attributable to USPH shareholders	$3,883	$10,204	$20,738	$29,325

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	For the Nine Months Ended
	September 30, 2024	September 30, 2023
OPERATING ACTIVITIES
Net income including non-controlling interest	$33,106	$38,513
Adjustments to reconcile net income including non-controlling interest to net cash provided by operating activities:
Depreciation and amortization	12,996	11,582
Provision for credit losses	5,065	4,600
Equity-based awards compensation expense	5,837	5,451
Amortization of debt issue costs	317	315
Change in deferred income taxes	605	5,393
Change in revaluation of put-right liability	136	344
Change in fair value of contingent earn-out consideration	5,332	(197)
Equity of earnings in unconsolidated affiliate	(750)	(806)
Loss (gain) on sale of fixed assets	280	(106)
Others	(169)	-
Changes in operating assets and liabilities:
Increase in patient accounts receivable	(8,870)	(5,415)
Increase in accounts receivable - other	(960)	(1,631)
(Increase) decrease in other current and long term assets	(1,808)	2,489
Increase (decrease) in accounts payable and accrued expenses	5,003	(5,609)
(Decrease) increase in other long-term liabilities	(589)	220
Net cash provided by operating activities	55,531	55,143

INVESTING ACTIVITIES
Purchase of fixed assets	(6,697)	(7,074)
Purchase of majority interest in businesses, net of cash acquired	(41,196)	(22,994)
Purchase of redeemable non-controlling interest, temporary equity	(6,957)	(7,804)
Purchase of non controlling interest, permanent equity	(756)	(262)
Proceeds on sale of redeemable non-controlling interest, temporary equity	229	815
Proceeds on sale of non-controlling interest, permanent equity	26	30
Distributions from unconsolidated affiliate	838	681
Other	(84)	7
Net cash used in investing activities	(54,597)	(36,601)

FINANCING ACTIVITIES
Cash dividends paid to shareholders	(19,898)	(17,683)
Distributions to non-controlling interest, permanent and temporary equity	(11,399)	(11,777)
Principal payments on notes payable	(1,726)	(2,874)
Payments on term loan	(3,750)	(2,813)
Payments on revolving facility	-	(55,000)
Proceeds from issuance of common stock pursuant to the secondary public offering, net of issuance costs	-	163,646
Proceeds from revolving facility	-	24,000
Other	(27)	50
Net cash (used in) provided by financing activities	(36,800)	97,549

Net (decrease) increase in cash and cash equivalents	(35,866)	116,091
Cash and cash equivalents - beginning of period	152,825	31,594
Cash and cash equivalents - end of period	$116,959	$147,685

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$5,759	$2,731
Interest paid	$5,630	$6,992
Non-cash investing and financing transactions during the period:
Purchase of interest in businesses - seller financing portion	$7,395	$1,860
Initial contingent consideration related to purchase of interest of businesses	$5,940	$200
Offset of notes receivable associated with purchase of redeemable non-controlling interest	$627	$-
Notes payable related to purchase of redeemable non-controlling interest, temporary equity	$66	$1,017
Notes payable related to purchase of non-controlling interest, permanent equity	$-	$200
Notes receivable related to sale of redeemable non-controlling interest, temporary equity	$2,075	$3,064
Notes receivable related to the sale of non-controlling interest, permanent equity	$282	$397

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(IN THOUSANDS)

	U.S.Physical Therapy, Inc.
	Common Stock		Additional	Accumulated Other	Retained	Treasury Stock		Total Shareholders’	Non-Controlling
For the three months ended September 30, 2024	Shares	Amount	Paid-In Capital	Comprehensive Gain	Earnings	Shares	Amount	Equity	Interests	Total

Balance June 30, 2024	17,291	$172	$285,462	$4,084	$226,482	(2,215)	$(31,628)	$484,572	$1,043	$485,615
Net income attributable to USPH shareholders	-	-	-	-	6,628	-	-	6,628	-	6,628
Net income attributable to non-controlling interest - permanent equity	-	-	-	-	-	-	-	-	1,151	1,151
Issuance of restricted stock, net of cancellations	-	-	-	-	-	-	-	-	-	-
Revaluation of redeemable non-controlling interest	-	-	-	-	(1,097)	-	-	(1,097)	-	(1,097)
Compensation expense - equity-based awards	-	-	1,921	-	-	-	-	1,921	-	1,921
Sale of non-controlling interest	-	-	29	-	-	-	-	29	-	29
Purchase of partnership interests - non-controlling interest	-	-	(410)	-	-	-	-	(410)	(68)	(478)
Dividends paid to USPH shareholders	-	-	-	-	(6,634)	-	-	(6,634)	-	(6,634)
Distributions to non-controlling interest partners - permanent equity	-	-	-	-	-	-	-	-	(941)	(941)
Deferred taxes related to redeemable non-controlling interest - temporary equity	-	-	-	-	521	-	-	521	-	521
Other comprehensive gain	-	-	-	(2,745)	-	-	-	(2,745)	-	(2,745)
Other	-	-	-	-	(27)	-	-	(27)	173	146
Balance September 30, 2024	17,291	172	287,002	1,339	225,873	(2,215)	(31,628)	482,758	1,358	484,116

	U .S.Physical Therapy, Inc.
	Common Stock		Additional	Accumulated Other	Retained	Treasury Stock		Total Shareholders’	Non-Controlling
For the nine months ended September 30, 2024	Shares	Amount	Paid-In Capital	Comprehensive Loss	Earnings	Shares	Amount	Equity	Interests	Total

Balance December 31, 2023	17,202	$172	$281,096	$2,782	$223,772	(2,215)	$(31,628)	$476,194	$1,216	$477,410
Net income attributable to USPH shareholders	-	-	-	-	22,180	-	-	22,180	-	22,180
Net income attributable to non-controlling interest - permanent equity	-	-	-	-	-	-	-	-	3,387	3,387
Issuance of restricted stock, net of cancellations	89	-	-	-	-	-	-	-	-	-
Revaluation of redeemable non-controlling interest, net of tax	-	-	-	-	(3,158)	-	-	(3,158)	-	(3,158)
Compensation expense - equity-based awards	-	-	5,837	-	-	-	-	5,837	-	5,837
Sale of non-controlling interest	-	-	229	-	-	-	-	229	-	229
Purchase of partnership interests - non-controlling interest	-	-	(760)	-	-	-	-	(760)	(124)	(884)
Dividends paid to USPH shareholders	-	-	-	-	(19,898)	-	-	(19,898)	-	(19,898)
Distributions to non-controlling interest partners - permanent equity	-	-	-	-	-	-	-	-	(3,292)	(3,292)
Deferred taxes related to redeemable non-controlling interest - temporary equity	-	-	-	-	(29)	-	-	(29)	-	(29)
Other comprehensive gain	-	-	-	(1,442)	-	-	-	(1,442)	-	(1,442)
Transfer of compensation liability for certain stock issued pursuant to long-term incentive plans	-	-	600	-	-	-	-	600	-	600
Transfer of RNCI due to separation agreement	-	-	-	-	3,033	-	-	3,033	-	3,033
Other	-	-	-	(1)	(27)	-	-	(28)	171	143
Balance September 30, 2024	17,291	172	287,002	1,339	225,873	(2,215)	(31,628)	482,758	1,358	484,116

	U.S.Physical Therapy, Inc.
	Common Stock		Additional	Accumulated Other	Retained	Treasury Stock		Total Shareholders’	Non-Controlling
For the three months ended September 30, 2023	Shares	Amount	Paid-In Capital	Comprehensive Gain	Earnings	Shares	Amount	Equity	Interests	Total

Balance June 30, 2023	17,202	$172	$277,493	$4,796	$237,665	(2,215)	$(31,628)	$488,498	$1,500	$489,998
Net income attributable to USPH shareholders	-	-	-	-	9,254	-	-	9,254	-	9,254
Net income attributable to non-controlling interest - permanent equity	-	-	-	-	-	-	-	-	992	992
Issuance of common stock, pursuant to the secondary public offering, net of issuance costs	-	-	(9)	-	-	-	-	(9)	-	(9)
Revaluation of redeemable non-controlling interest	-	-	-	-	(2,242)	-	-	(2,242)	-	(2,242)
Compensation expense - equity-based awards	-	-	1,859	-	-	-	-	1,859	-	1,859
Sale of non-controlling interest	-	-	-	-	-	-	-	-	(30)	(30)
Purchase of partnership interests - non-controlling interest	-	-	(270)	-	-	-	-	(270)	21	(249)
Dividends paid to USPH shareholders	-	-	-	-	(6,445)	-	-	(6,445)	-	(6,445)
Distributions to non-controlling interest partners - permanent equity	-	-	-	-	-	-	-	-	(941)	(941)
Deferred taxes related to redeemable non-controlling interest - temporary equity	-	-	-	-	323	-	-	323	-	323
Other comprehensive gain	-	-	-	950	-	-	-	950	-	950
Other	-	-	51	-	2	-	-	53	(5)	48
Balance September 30, 2023	17,202	172	279,124	5,746	238,557	(2,215)	(31,628)	491,971	1,537	493,508

	U.S.Physical Therapy, Inc.
	Common Stock		Additional	Accumulated Other	Retained	Treasury Stock		Total Shareholders’	Non-Controlling
For the nine months ended September 30, 2023	Shares	Amount	Paid-In Capital	Comprehensive Loss	Earnings	Shares	Amount	Equity	Interests	Total

Balance December 31, 2022	15,216	$152	$110,317	$4,004	$232,948	(2,215)	$(31,628)	$315,793	$1,260	$317,053
Issuance of restricted stock, pursuant to the secondary offering, net of cancellations	1,986	-	-	-	-	-	-	-	-	-
Net income attributable to USPH shareholders	-	-	-	-	27,583	-	-	27,583	-	27,583
Net income attributable to non-controlling interest - permanent equity	-	-	-	-	-	-	-	-	3,314	3,314
Issuance of common stock, pursuant to the secondary public offering, net of issuance costs	-	20	163,626	-	-	-	-	163,646	(4)	163,642
Revaluation of redeemable non-controlling interest, net of tax	-	-	-	-	(4,988)	-	-	(4,988)	-	(4,988)
Compensation expense - equity-based awards	-	-	5,451	-	-	-	-	5,451	-	5,451
Sale of non-controlling interest	-	-	-	-	-	-	-	-	(30)	(30)
Purchase of partnership interests - non-controlling interest	-	-	(320)	-	-	-	-	(320)	32	(288)
Dividends paid to USPH shareholders	-	-	-	-	(17,683)	-	-	(17,683)	-	(17,683)
Distributions to non-controlling interest partners - permanent equity	-	-	-	-	-	-	-	-	(3,035)	(3,035)
Deferred taxes related to redeemable non-controlling interest - temporary equity	-	-	-	-	697	-	-	697	-	697
Other comprehensive gain	-	-	-	1,742	-	-	-	1,742	-	1,742
Other	-	-	50	-	-	-	-	50	-	50
Balance September 30, 2023	17,202	172	279,124	5,746	238,557	(2,215)	(31,628)	491,971	1,537	493,508

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1.	Basis of Presentation and Significant Accounting Policies

Nature of Business

U.S. Physical Therapy, Inc. and its subsidiaries (the “Company”) operates its business through two reportable business segments which include the physical therapy operations segment and the industrial injury prevention services (“IIP”) segment. Our physical therapy operations consist of physical therapy and occupational therapy clinics that provide pre- and post-operative care and treatment for a variety of orthopedic-related disorders, and sports-related injuries, and rehabilitation of injured workers. Services provided by the IIP segment include onsite services for clients’ employees including injury prevention and rehabilitation, performance optimization, post-offer employment testing, functional capacity evaluations and ergonomic assessments. The majority of these services are contracted with and paid for directly by employers, including a number of Fortune 500 companies. Other clients include large insurers and their contractors. These services are performed through Industrial Sports Medicine Professionals, consisting of both physical therapists and specialized certified athletic trainers.

As of September 30, 2024, the Company operated 661 clinics in 42 states. In addition to the 661 clinics, the Company also managed 39 physical therapy practices for unrelated physician groups and hospitals as of September 30, 2024.

During the nine months ended September 30, 2024, and for the year-ended December 31, 2023, the Company completed the acquisitions of the following clinic practices and IIP businesses:

		% Interest	Number of
Acquisition	Date	Acquired	Clinics
August 2024 Acquisition	August 31, 2024	70%	8
April 2024 Acquisition	April 30, 2024	**	*
March 2024 Acquisition	March 29, 2024	50%	9
October 2023 Acquisition	October 31, 2023	***	*
September 2023 Acquisition 1	September 29, 2023	70%	4
September 2023 Acquisition 2	September 29, 2023	70%	1
July 2023 Acquisition	July 31, 2023	70%	7
May 2023 Acquisition	May 31, 2023	45%	4
February 2023 Acquisition	February 28, 2023	80%	1

*	IIP business.
**	On April 30, 2024, one of the Company’s primary IIP businesses, Briotix Health Limited Partnership, acquired 100% of an IIP business.
***	On October 31, 2023, the Company concurrently acquired 100% of an IIP business and a 55% equity interest in an ergonomics software business.

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

Goodwill and other indefinite-lived intangible assets are not amortized but are instead subject to periodic impairment evaluations. The fair value of goodwill and other identifiable intangible assets with indefinite lives are evaluated for impairment at least annually and upon the occurrence of certain triggering events or conditions and are written down to fair value, if considered impaired. These events or conditions include but are not limited to a significant adverse change in the business environment, regulatory environment, or legal factors; a current period operating, or cash flow, combined with a history of such losses or a projection of continuing losses; or a sale or disposition of a significant portion of a reporting unit. The occurrence of one of these triggering events or conditions could significantly impact an impairment assessment, necessitating an impairment charge. The Company evaluates indefinite-lived tradenames in conjunction with its annual goodwill impairment test.

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

For both the three and nine months ended September 30, 2024, the Company recorded goodwill impairment of $0.1 million related to a closed clinic. During the three and twelve months ended December 31, 2023, the Company recorded a charge of $15.8 million for goodwill impairment and a charge of $1.7 million for the impairment of a tradename. The charges for impairment were related to one reporting unit in the IIP business. The impairment was related to a change in the reporting unit’s current and projected operating income as well as various market inputs based on current market conditions. The Company did not recognize any impairment as a result of the Company’s annual assessment of goodwill and tradename for the other seven reporting units. The Company also noted no impairment to long-lived assets for all reporting units.

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

Redeemable Non-Controlling Interest

The non-controlling interest that is reflected as redeemable non-controlling interest in the unaudited consolidated financial statements consist of those in which the owners and the Company have certain redemption rights, whether currently exercisable or not, and which currently, or in the future, require that the Company purchase or the owner sell the non-controlling interest held by the owner, if certain conditions are met.  The purchase price is derived at a predetermined formula based on a multiple of trailing twelve months earnings performance as defined in the respective limited partnership agreements.  The redemption rights can be triggered by the owner or the Company at such time as both of the following events have occurred: 1) termination of the owner’s employment, regardless of the reason for such termination, and 2) the passage of specified number of years after the closing of the transaction, typically three to six years, as defined in the limited partnership agreement.  The redemption rights are not automatic or mandatory (even upon death) and require either the owner or the Company to exercise its rights when the conditions triggering the redemption rights have been satisfied.

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

Management contract revenue, which is also included in other revenue, is derived from contractual arrangements whereby the Company manages a clinic for third party owners. The Company does not have any ownership interest in these clinics. Typically, revenue is determined based on the number of visits conducted at the clinic and recognized at a point in time when services are performed. Costs, typically consisting of salaries, are recorded when incurred. Management contract revenue was $2.5 million and $2.4 million for the three months ended September 30, 2024 and September 30, 2023, respectively, and was $7.3 million and $6.3 million for the nine months ended September 30, 2024 and September 30, 2023, respectively.

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

Contractual Allowances

The allowance for estimated contractual adjustments is based on terms of payor contracts and historical collection and write-off experience. Contractual allowances result from the differences between the rates charged for services performed and expected reimbursements by both insurance companies and government sponsored healthcare programs for such services. Medicare regulations and the various third-party payors and managed care contracts are often complex and may include multiple reimbursement mechanisms payable for the services provided in Company clinics. The Company estimates contractual allowances based on its interpretation of the applicable regulations, payor contracts and historical calculations. Each month the Company estimates its contractual allowance for each clinic based on payor contracts and the historical collection experience of the clinic and applies an appropriate contractual allowance reserve percentage to the gross accounts receivable balances for each payor of the clinic. Based on the Company’s historical experience, calculating the contractual allowance reserve percentage at the payor level is sufficient to allow the Company to provide the necessary detail and accuracy with its collectability estimates. However, the services authorized, provided and related reimbursement are subject to interpretation that could result in payments that differ from the Company’s estimates. Payor terms are periodically revised necessitating continual review and assessment of the estimates made by management. The Company’s billing system does not capture the exact change in its contractual allowance reserve estimate from period to period. In order to assess the accuracy of its revenues, management regularly compares its cash collections to corresponding net revenues measured both in the aggregate and on a clinic-by-clinic basis. In the aggregate, historically the difference between net revenues and corresponding cash collections for any fiscal year has generally reflected a difference between approximately 1.0% to 1.5% of net revenues. As a result, the Company believes that a change in the contractual allowance reserve estimate would not likely be more than 1.0% to 1.5% on each balance sheet date.

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

The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits nor was any interest expense recognized during the three and nine months ended September 30, 2024, and September 30, 2023. The Company records any interest or penalties, if required, in interest and other expense, as appropriate.

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

The put right expiring in 2027 is associated with the potential future purchase of a separate company within the Company’s IIP business. It is marked to fair value on a recurring basis using Level 3 inputs. In determining the value of the put right as of September 30, 2024, the Company used a Monte Carlo simulation model utilizing unobservable inputs including asset volatility of 20.0% and a discount rate of 10.96%. The value of this put right decreased $0.2 million for the three months ended September 30, 2024, and increased $0.1 million for the nine months ended September 30, 2024. The put right was valued at approximately $1.1 million on September 30, 2024, and approximately $1.0 million on December 31, 2023.

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

The consideration for some of the Company’s acquisitions includes future payments that are contingent upon the occurrence of future operational or financial objectives being met. The Company estimates the fair value of contingent consideration obligations through valuation models designed to estimate the probability of such contingent payments based on various assumptions and incorporating estimated success rates. These fair value measurements are based on significant inputs not observable in the market. The unobservable inputs used in the valuation of the contingencies as of September 30, 2024, include asset volatility of 15.0% and a discount rate of 6.0%. Substantial judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, changes in assumptions could have a material impact on the Company’s financial position or results of operations in any given period. The Company determined the fair value of its contingent consideration obligations to be $22.7 million on September 30, 2024, and $12.5 million on December 31, 2023.

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

The computation of basic and diluted earnings per share are as follows.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	(In thousands, except per share data)
Earnings per share
Computation of earnings per share - USPH shareholders:
Net income attributable to USPH shareholders	$6,628	$9,254	$22,180	$27,583
Charges to retained earnings:
Revaluation of redeemable non-controlling interest	(1,097)	(2,242)	(3,158)	(4,988)
Tax effect at statutory rate (federal and state)	280	573	807	1,274
	$5,811	$7,585	$19,829	$23,869

Earnings per share (basic and diluted)	$0.39	$0.51	$1.32	$1.72

Shares used in computation - basic and diluted	15,077	14,987	15,055	13,918

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

The purchase price plus the fair value of the non-controlling interest for the acquisitions after September 30, 2023, were allocated to the fair value of the assets acquired, inclusive of identifiable intangible assets (i.e. tradenames, referral relationships and non-compete agreements) and liabilities assumed based on the estimated fair values at the acquisition date, with the amount in excess of fair values being recorded as goodwill. The Company is in the process of completing its formal valuation analysis of the above-mentioned acquisitions, to identify and determine the fair value of tangible and identifiable intangible assets acquired and the liabilities assumed. Thus, the final allocation of the purchase price may differ from the preliminary estimates used on September 30, 2024, based on additional information obtained and completion of the valuation of the identifiable intangible assets. Changes in the estimated valuation of the tangible assets acquired, the completion of the valuation of identifiable intangible assets and the completion by the Company of the identification of any unrecorded pre-acquisition contingencies, where the liability is probable and the amount can be reasonably estimated, will likely result in adjustments to goodwill. The Company does not expect the adjustments to be material. The Company continues to evaluate the components for the purchase price allocations for other acquisitions in 2023 and 2024.

The results of operations of the acquisitions below have been included in the Company’s unaudited consolidated financial statements from their respective date of acquisition. Unaudited proforma consolidated financial information for the acquisitions has not been included, as the results, individually and in the aggregate, were not material to current operations.

2024 Acquisitions

		% Interest	Number of
Acquisition	Date	Acquired	Clinics
August 2024 Acquisition	August 31, 2024	70%	8
April 2024 Acquisition	April 30, 2024	**	*
March 2024 Acquisition	March 29, 2024	50%	9

*	IIP business.
**	On April 30, 2024, one of the Company’s primary IIP businesses, Briotix Health Limited Partnership, acquired 100% of an IIP business.

On August 31, 2024, the Company acquired a 70% equity interest in an eight-clinic practice physical therapy and the original practice owners retained a 30% equity interest. The purchase price for the 70% equity interest was approximately $2.0 million. As part of the transaction, the Company agreed to additional contingent consideration if future operational and financial objectives are met. The maximum amount of additional contingent consideration due under this agreement is $3.6 million.  The contingent consideration was valued at $3.6 million on August 31, 2024.

On April 30, 2024, the Company acquired 100% of an IIP business through one of its primary IIP businesses, Briotix Health Limited Partnership, for a purchase price of approximately $24.0 million, of which $0.5 million was in the form of a note payable. The note accrues interest at 5.0% per annum and the principal and the interest are payable on May 1, 2025. As part of the transaction, the Company agreed to additional contingent consideration if future operational objectives are met by the business. There is no maximum payout. The contingent consideration was valued at $2.4 million as of September 30, 2024.

On March 29, 2024, the Company acquired a 50% equity interest in a nine-clinic physical therapy and hand therapy practice. The original owners of the practice retained the remaining 50%. The purchase price for the 50% equity interest was approximately $16.4 million, of which $0.5 million was in the form of a note payable. The note accrues interest at 4.5% per annum and the principal and the interest are payable on March 29, 2026. As part of the transaction, the Company agreed to additional contingent consideration if future operational and financial objectives are met. There is no maximum payout. The contingent consideration was valued at $0.5 million on September 30, 2024.

Besides the multi-clinic acquisition referenced above, the Company purchased the assets and business of six physical therapy clinics, which were tucked into larger partnerships in separate transactions.

The following table provides details on the preliminary purchase price allocation for the acquisitions described above.

	Physical Therapy
	IIP	Operations	Total
	(In thousands)
Cash paid, net of cash acquired	$23,106	$18,090	$41,196
Seller note	455	500	955
Deferred payments	-	-	-
Contingent payments	2,100	4,340	6,440
Total consideration	$25,661	$22,930	$48,591

Estimated fair value of net tangible assets acquired:
Total current assets	$1,211	$1,351	$2,562
Total non-current assets	218	692	910
Total liabilities	(541)	(622)	(1,163)
Net tangible assets acquired	888	1,421	2,309
Customer and referral relationships	6,708	8,663	15,371
Non-compete agreement	261	418	679
Tradenames	1,331	2,133	3,464
Goodwill	16,473	29,613	46,086
Fair value of non-controlling interest (classified as redeemable non-controlling interest)	-	(19,318)	(19,318)
	$25,661	$22,930	$48,591

Total current assets primarily represent accounts receivable while total non-current assets consist of fixed assets and equipment used in the practice.

For the acquisitions in the first nine months of 2024, the values assigned to the customer and referral relationships and non-compete agreement are being amortized on a straight-line basis over their respective estimated lives. For customer and referral relationships, the weighted-average amortization period is 12.0 years. For the non-compete agreements, the weighted-average amortization period is 5.0 years. The values assigned to tradenames are tested annually for impairment.

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

The aggregate purchase price for the 2023 acquisitions has been preliminarily allocated as follows:

	Physical Therapy
	IIP	Operations	Total
	(In thousands)
Cash paid, net of cash acquired	$3,955	$22,627	$26,582
Seller note	-	985	985
Deferred payments	-	830	830
Contingent payments	-	200	200
Total consideration	$3,955	$24,642	$28,597

Estimated fair value of net tangible assets acquired:
Total current assets	$388	$1,052	$1,440
Total non-current assets	335	2,806	3,141
Total liabilities	(41)	(3,295)	(3,336)
Net tangible assets acquired	682	563	1,245
Customer and referral relationships	757	8,242	8,999
Non-compete agreement	37	526	563
Tradenames	187	1,583	1,770
Goodwill	2,566	24,562	27,128
Fair value of non-controlling interest (classified as redeemable non-controlling interest)	(274)	(10,834)	(11,108)
	$3,955	$24,642	$28,597

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

Carrying Amounts of Redeemable Non-Controlling Interests

The following table details the changes in the carrying amount (fair value) of the Company’s redeemable non-controlling interests:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	(In thousands)
Beginning balance	$184,354	$165,513	$174,828	$167,515
Net income allocated to redeemable non-controlling interest partners	1,998	1,976	7,539	7,616
Distributions to redeemable non-controlling interest partners	(2,140)	(2,405)	(8,107)	(8,742)
Changes in the fair value of redeemable non-controlling interest	1,097	2,242	3,158	4,988
Purchases of redeemable non-controlling interest	(1,323)	-	(7,650)	(8,821)
Acquired interest	2,417	6,465	19,318	10,358
Sales of redeemable non-controlling interest	1,832	954	2,304	3,879
Changes in notes receivable related to redeemable non-controlling interest	(1,266)	(48)	(1,388)	(2,096)
Reduction due to separation agreement	-	-	(3,033)	-
Other	(367)	-	(367)	-
Ending balance	$186,602	$174,697	$186,602	$174,697

The following table categorizes the carrying amount (fair value) of the redeemable non-controlling interests:

	As of
	September 30, 2024	September 30, 2023
	(In thousands)
Contractual time period has lapsed but holder’s employment has not terminated	$74,702	$75,026
Contractual time period has not lapsed and holder’s employment has not terminated	111,900	99,671
Holder’s employment has terminated and contractual time period has expired	-	-
Holder’s employment has terminated and contractual time period has not expired	-	-
	$186,602	$174,697

5. Goodwill

The changes in the carrying amount of goodwill consisted of the following:

	For the Nine Months Ended	For the Year Ended
	September 30, 2024	December 31, 2023
	(In thousands)
Beginning balance	$509,571	$494,101
Acquisitions	46,086	28,083
Adjustments for purchase price allocation of businesses acquired in prior year	(982)	3,187
Impairment of goodwill	(33)	(15,800)
Ending balance	$554,642	$509,571

For the three and nine months ended September 30, 2024, the Company recorded goodwill impairment of $0.1 million related to a closed clinic. During the year ended December 31, 2023, the Company recorded goodwill impairment of $15.8 million related to a reporting unit in the Company’s IIP business.

6. Intangible Assets, Net

The Company’s intangible assets, net, consisted of the following:

	As of September 30, 2024			As of December 31, 2023
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Customer and referral relationships	$110,452	$(36,275)	$74,177	$93,658	$(30,414)	$63,244
Tradenames	47,940	-	47,940	44,573	-	44,573
Non-compete agreements	10,335	(8,143)	2,192	9,459	(7,594)	1,865
	$168,727	$(44,418)	$124,309	$147,690	$(38,008)	$109,682

Tradenames, customer and referral relationships and non-compete agreements are related to the businesses acquired. The value assigned to tradenames has an indefinite life and is tested at least annually for impairment using the relief from royalty method in conjunction with the Company’s annual goodwill impairment test. The value assigned to customer and referral relationships is being amortized over their respective estimated useful lives which range from 7.0 to 15.0 years. Non-compete agreements are amortized over the respective term of the agreements which range from 5.0 to 6.0 years. For the nine months ended September 30, 2024, the weighted average amortization period for customer and referral relationships was 12.7 years and the weighted average amortization period for non-compete agreements was 5.5 years. During the year ended December 31, 2023, the Company recognized a charge of $1.7 million related to the impairment of a tradename related to an IIP acquisition.

The following table details the amount of amortization expense recorded for intangible assets for the periods presented:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	(In thousands)
Customer and referral relationships	$1,977	$1,669	$5,861	$4,972
Non-compete agreements	183	148	537	450
	$2,160	$1,817	$6,398	$5,422

Based on the balance of referral relationships and non-compete agreements as of September 30, 2024, the expected amount to be amortized in 2024 and thereafter by year is as follows:

For the Year Ending December 31,	Customer and Referral Relationships	Non-Compete Agreements
	(In thousands)
2024 (excluding the nine months ended September 30, 2024)	$2,039	$185
2025	8,136	697
2026	7,670	557
2027	7,506	396
2028	7,237	267
Thereafter	41,589	90
Total	$74,177	$2,192

7. Accrued Expenses

Accrued expenses consisted of the following:

	As of
	September 30, 2024	December 31, 2023
	(In thousands)
Salaries and related costs	$21,962	$25,641
Contingency payable	17,140	12,285
Credit balances due to patients and payors	6,816	8,847
Federal income taxes payable	5,678	1,006
Group health insurance claims	2,529	2,301
Closure costs	3,790	231
Other taxes	501	355
Interest payable	249	235
Other	5,841	4,443
Total	$64,506	$55,344

8. Borrowings

Amounts outstanding under the Company’s Senior Credit Facilities (as defined below) and notes payable consisted of the following:

	As of September 30, 2024			As of December 31, 2023
	Principal Amount	Unamortized discount and debt issuance cost	Net Debt	Principal Amount	Unamortized discount and debt issuance cost	Net Debt
	(In thousands)
Term Facility	$140,625	$(1,163)	$139,462	$144,375	$(1,468)	$142,907
Revolving Facility	-	-	-	-	-	-
Other	3,059	-	3,059	3,775	-	3,775
Total debt	143,684	(1,163)	142,521	148,150	(1,468)	146,682
Less: Current portion of long-term debt (1)	10,025	(420)	9,605	8,111	(420)	7,691
Long-term debt, net of current portion	$133,659	$(743)	$132,916	$140,039	$(1,048)	$138,991

(1)	The long-term portion is included as part of Other Long-Term Liabilities in the unaudited Consolidated Balance Sheet.

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

As of September 30, 2024, $140.6 million was outstanding on the Term Facility while none was outstanding under the Revolving Facility resulting in $175.0 million of credit availability. As of September 30, 2024, the Company was in compliance with all of the covenants contained in the Credit Agreement.

The interest rate on the Company’s Senior Credit Facilities was 4.7% for the three months ended September 30, 2024, and 5.6% for the three months ended September 30, 2023, with an all-in effective interest rate, including all associated costs, of 5.4% and 5.2% over the same periods, respectively. The all-in effective interest rate on the Company’s Senior Credit Facilities for the nine months ended September 30, 2024, was 5.4% and 5.7% for the nine months ended September 30, 2023.

The Company generally enters into various notes payable as a means of financing acquisitions. At September 30, 2024, the Company’s remaining outstanding balance on these notes amounted to $3.1 million, of which $0.8 million is due by December 31, 2024, $1.8 million is due in 2025 and $0.5 million is due in 2026. Notes are generally payable in equal annual installments of principal over two years plus any accrued and unpaid interest. Interest accrues at various interest rates ranging from 4.0% to 8.5% per annum.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	(In thousands)
Net income	$9,777	$12,222	$33,106	$38,513
Other comprehensive (loss) gain:
Unrealized (loss) gain on cash flow hedge	(3,687)	1,276	(1,937)	2,340
Tax effect at statutory rate (federal and state)	942	(326)	495	(598)
Comprehensive income	7,032	13,172	31,664	40,255

Comprehensive income attributable to non-controlling interest	(3,149)	(2,968)	(10,926)	(10,930)
Comprehensive income attributable to USPH shareholders	$3,883	$10,204	$20,738	$29,325

The valuations of the Company’s interest rate derivatives are measured as the present value of all expected future cash flows based on SOFR-based yield curves. The present value calculation uses discount rates that have been adjusted to reflect the credit quality of the Company and its counterparty which is a Level 2 fair value measurement.

The carrying and fair value of the Company’s interest rate derivatives (included in other current assets and other assets) were as follows.

	As of
	September 30, 2024	September 30, 2023
	(In thousands)
Other current assets	$1,373	$3,561
Other assets	425	4,156
	$1,798	$7,717

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

The components of lease expense were as follows.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	(In thousands)
Operating lease cost	$10,362	$9,725	$30,578	$28,500
Short-term lease cost	323	292	851	851
Variable lease cost	2,431	2,281	7,363	6,785
Total lease cost *	$13,116	$12,298	$38,792	$36,136

*Sublease income was immaterial

Lease costs are reflected in the consolidated statement of net income in the line item – rent, supplies, contract labor and other.

The supplemental cash flow information related to leases was as follows.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	(In thousands)

Cash paid for amounts included in the measurement of operating lease liabilities	$10,637	$10,007	$31,539	$29,418

Right-of-use assets obtained in exchange for new operating lease liabilities	$9,945	$10,188	$30,573	$26,407

The aggregate future lease payments for operating leases as of September 30, 2024, were as follows.

Amount
Fiscal Year	(In thousands)
2024 (excluding the nine months ended September 30, 2024)	$10,300
2025	37,362
2026	29,502
2027	21,209
2028 and thereafter	23,602
Total lease payments	$121,975
Less: imputed interest	10,146
Total operating lease liabilities	$111,829

Average lease terms and discount rates were as follows.

	As of
	September 30, 2024	September 30, 2023
Weighted-average remaining lease term - Operating leases	3.9 years	3.9 years

Weighted-average discount rate - Operating leases	4.5%	3.8%

11. Segment Information

The Company’s reportable segments include the physical therapy operations segment and the IIP segment. Also included in the physical therapy operations segment are revenues from management contract services and other services, which include services the Company provides on-site, such as athletic trainers for schools.

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

The following table summarizes selected financial data for the Company’s reportable segments:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	(In thousands)		(In thousands)
Net revenue:
Physical therapy operations	$142,714	$130,521	$420,625	$391,919
Industrial injury prevention services	25,319	19,486	70,273	58,082
Total Company	$168,033	$150,007	$490,898	$450,001

Operating Costs:
Salaries and related costs:
Physical therapy operations	$84,161	$76,969	$245,387	$225,251
Industrial injury prevention services	15,674	12,877	44,513	37,506
Total salaries and related costs	$99,835	$89,846	$289,900	$262,757
Rent supplies, contract labor and other:
Physical therapy operations	$29,893	$28,493	$89,709	$83,093
Industrial injury prevention services	4,021	2,185	10,721	8,397
Total rent, supplies, contract labor and other	$33,914	$30,678	$100,430	$91,490
Provision for credit losses:
Physical therapy operations	$1,721	$1,525	$5,065	$4,600
Industrial injury prevention services	-	-	-	-
Total provision for credit losses	$1,721	$1,525	$5,065	$4,600
Clinic closure costs:
Physical therapy operations	$3,432	$29	$4,109	$161
Industrial injury prevention services	-	-	-	-
Total closure costs	$3,432	$29	$4,109	$161
Total Company	$138,902	$122,078	$399,504	$359,008

Gross profit:
Physical therapy operations	$23,507	$23,505	$76,355	$78,815
Industrial injury prevention services	5,624	4,424	15,039	12,178
Total Company	$29,131	$27,929	$91,394	$90,993

	As of
	September 30, 2024	September 30, 2023
Total Assets:
Physical therapy operations	$856,992	$846,020
Industrial injury prevention services	172,199	151,218
Total Company	$1,029,191	$997,238

12. Investment in Unconsolidated Affiliate

Through one of its subsidiaries, the Company has a 49% joint venture interest in a company which provides physical therapy services for patients at hospitals. Since the Company is deemed to not have a controlling interest in the company, the Company’s investment is accounted for using the equity method of accounting. The investment balance of this joint venture as of September 30, 2024, is $12.2 million and the earnings amounted to approximately $0.2 million and $0.8 million for the three and nine months ended September 30, 2024, respectively. Earnings in the comparable prior periods were $0.2 million and $0.8 million for the three and nine months ended September 30, 2023, respectively.

13. Subsequent Events

The Company’s Board of Directors declared a quarterly dividend of $0.44 per share payable on December 6, 2024, to shareholders of record on November 15, 2024.

On October 31, 2024, the Company completed the acquisition of a 50% interest in MSO Metro, LLC (“Metro”) pursuant to the Equity Interest Purchase Agreement (the “Purchase Agreement”) dated October 7, 2024 among U.S. Physical Therapy, Ltd. (a subsidiary of the Company), Metro, the members of Metro, and Michael G. Mayrsohn, as Sellers’ Representative.  The Company also became the managing member of Metro.

At the closing, the Company paid the purchase price of approximately $76.5 million, $75 million of which was funded by its cash on hand and the remaining $1.5 million through the issuance of 18,358 shares of the Company’s common stock based on a trailing five-day average as of the day immediately prior to closing. The shares of the Company’s common stock were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act. The Purchase Agreement also includes an earnout where the sellers can earn up to another $20.0 million of consideration if certain performance criteria relating to the Metro business are achieved.

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

•	our business depends on hiring, training, and retaining qualified employees;
•	availability and cost of qualified physical therapists;

•	competitive environment in the IIP business, which could result in the termination or non-renewal of contractual service arrangements and other adverse financial consequences for that service line;
•	our ability to identify and complete acquisitions, and the successful integration of the operations of the acquired businesses;
•	impact on the business and cash reserves resulting from retirement or resignation of key partners and resulting purchase of their non-controlling interest (minority interests);
•	maintaining our information technology systems with adequate safeguards to protect against cyber-attacks and preserve data privacy;
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

EXECUTIVE SUMMARY

We operate our business through our reportable segments which include (1) the physical therapy operations segment and (2) the industrial injury prevention services (“IIP”) segment. Our physical therapy operations consist of physical therapy and occupational therapy clinics that provide pre- and post-operative care and treatment for a variety of orthopedic-related disorders, and sports-related injuries, and rehabilitation of injured workers. Services provided by the IIP segment include onsite services for clients’ employees including injury prevention and rehabilitation, performance optimization, post-offer employment testing, functional capacity evaluations and ergonomic assessments. The majority of these services are contracted with and paid for directly by employers, including a number of Fortune 500 companies. Other clients include large insurers and their contractors. These services are performed through Industrial Sports Medicine Professionals, consisting of both physical therapists and specialized certified athletic trainers.

During the nine months ended September 30, 2024, and for the year ended December 31, 2023, we completed the acquisitions of clinic practices and IIP businesses detailed below:
Acquisition	Date	% Interest Acquired	Number of Clinics
August 2024 Acquisition	August 31, 2024	70%	8
April 2024 Acquisition	April 30, 2024	**	*
March 2024 Acquisition	March 29, 2024	50%	9
October 2023 Acquisition	October 31, 2023	***	*
September 2023 Acquisition 1	September 29, 2023	70%	4
September 2023 Acquisition 2	September 29, 2023	70%	1
July 2023 Acquisition	July 31, 2023	70%	7
May 2023 Acquisition	May 31, 2023	45%	4
February 2023 Acquisition	February 28, 2023	80%	1

*         IIP business.
**       On April 30, 2024, one of our IIP businesses, Briotix Health Limited Partnership, acquired 100% of an IIP business.
***     On October 31, 2023, we concurrently acquired 100% of an IIP business and a 55% equity interest in an ergonomics software business.

The following table provides a roll forward of our clinic count for the periods presented.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Number of clinics, beginning of period	681	656	671	640
Additions (1)	12	19	33	40
Closed or sold	(32)	(3)	(43)	(8)
Number of clinics, end of period	661	672	661	672

(1)	Includes clinics added through acquisitions.

We also manage clinics owned by third parties through management contracts. In addition to the clinic count shown above, as of September 30, 2024, we managed 39 clinics bringing the total owned/managed clinics to 700.

Our strategy is to continue acquiring outpatient physical therapy practices, develop outpatient physical therapy clinics as satellites in existing partnerships, and continue acquiring companies that provide or serve our IIP sector.
Our Board of Directors declared a quarterly dividend of $0.44 per share payable on December 6, 2024, to shareholders of record on November 15, 2024.

On October 31, 2024, we completed the acquisition of a 50% interest in MSO Metro, LLC (“Metro”) pursuant to the Equity Interest Purchase Agreement (the “Purchase Agreement”) dated October 7, 2024 among U.S. Physical Therapy, Ltd. (a subsidiary of the Company), Metro, the members of Metro, and Michael G. Mayrsohn, as Sellers' Representative.  We also became the managing member of Metro.
At the closing, we paid the purchase price of approximately $76.5 million, $75 million of which was funded by its cash on hand and the remaining $1.5 million through the issuance of 18,358 shares of our common stock based on a trailing five-day average as of the day immediately prior to closing. The shares of our common stock were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act. The Purchase Agreement also includes an earnout where the sellers can earn up to another $20.0 million of consideration if certain performance criteria relating to the Metro business are achieved.

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

RESULTS OF OPERATIONS

The defined terms, with their respective descriptions, used in the following discussions are listed below.

•	Mature clinics are clinics opened or acquired prior to January 1, 2023, and are still operating as of September 30, 2024.
•	Net rate per patient visit is net patient revenue related to our physical therapy operations divided by total number of patient visits (defined below) during the periods presented.
•	Patient visits is the number of unique patient visits during the periods presented.
•
Average daily visits per clinic is patient visits divided by the number of days in which normal business operations were conducted during the periods presented and further divided by the average number of clinics in operation during the periods presented.

•	2024 Third Quarter refers to the three months ended September 30, 2024.
•	2023 Third Quarter refers to the three months ended September 30, 2023.
•	2024 Nine Months refers to the nine months ended September 30, 2024.
•	2023 Nine Months refers to the nine months ended September 30, 2023.

USPH Net Income was $6.6 million for the 2024 Third Quarter. In accordance with Generally Accepted Accounting Principles (“GAAP”), the revaluation of redeemable non-controlling interest, net of taxes, is not included in net income but is charged directly to retained earnings; however, this change is included in the computation of earnings per share.

Earnings per share for the 2024 Third Quarter was $0.39.  USPH Net Income and earnings per share included a charge of $2.5 million, net of $1.0 million tax, or $0.16 per share, associated with the closure of 32 clinics during the 2024 Third Quarter.  Excluding the clinic closure costs, USPH Net Income was $9.1 million (1) compared to $9.3 million (1) in the comparable prior year period while earnings per share was $0.55 (1) and $0.51 (1) over the same periods, respectively.

USPH Net Income was $22.2 million for the 2024 Nine Months as compared to $27.6 million for the 2023 Nine Months while earnings per share was $1.32 for the 2024 Nine Months compared to $1.72 for the 2023 Nine Months. USPH Net Income and earnings per share included a charge of $2.9 million, net of $1.2 million tax, or $0.20 per share, associated with the closure of 43 clinics during the 2024 Nine Months. Excluding the clinic closure costs, USPH Net Income was $25.1 million (1) compared to $27.7 million (1) in the comparable period while earnings per share was $1.52 (1) and $1.73 (1) over the same periods, respectively.

The following table provides a calculation of earnings per share.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	(In thousands, except per share data)
Earnings per share
Computation of earnings per share - USPH shareholders:
Net income attributable to USPH shareholders	$6,628	$9,254	$22,180	$27,583
Charges to retained earnings:
Revaluation of redeemable non-controlling interest	(1,097)	(2,242)	(3,158)	(4,988)
Tax effect at statutory rate (federal and state)	280	573	807	1,274
	$5,811	$7,585	$19,829	$23,869

Earnings per share (basic and diluted)	$0.39	$0.51	$1.32	$1.72

Shares used in computation - basic and diluted	15,077	14,987	15,055	13,918

(1)	These are non-GAAP Measures. See below for the reconciliation of non-GAAP measures to the most directly comparable GAAP measure.

Non-GAAP Measures

Adjusted EBITDA a non-GAAP measure, is defined as net income attributable to our shareholders before interest income, interest expense, taxes, depreciation, amortization, change in fair value of contingent earn-out consideration, payments received from the federal government under the Corona virus Aid, Relief and Economic Security Act (“Relief Funds”), changes in revaluation of put-right liability, equity-based awards compensation expense, clinic closure costs, business acquisition related costs and other income and related portions for non-controlling interests.

Operating Results, a non-GAAP measure, equals net income attributable to our shareholders less, changes in revaluation of a put-right liability, Relief Funds, clinic closure costs, changes in fair value of contingent earn-out consideration, business acquisition related costs and any allocations to non-controlling interests, all net of taxes. Operating Results per share also excludes the impact of the revaluation of redeemable non-controlling interest and the associated tax impact.

The following tables provide details of the basic and diluted earnings per share computation and reconcile net income attributable to our shareholders calculated in accordance with GAAP to Adjusted EBITDA, Operating Results and other non-GAAP measures. Management believes providing Adjusted EBITDA and Operating Results to investors is useful information for comparing our period-to-period results as well as for comparing with other similar businesses since most do not have redeemable instruments and therefore have different equity structures. Management uses Adjusted EBITDA, Operating Results, and other non-GAAP measures, which eliminate certain items described above that can be subject to volatility and unusual costs, as the principal measures to evaluate and monitor financial performance period over period.

Adjusted EBITDA, Operating Results and the other non-GAAP measures presented are not measures of financial performance under GAAP. Adjusted EBITDA and Operating Results should not be considered in isolation or as an alternative to, or substitute for, net income attributable to our shareholders presented in the consolidated financial statements.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	(In thousands, except per share data)
Adjusted EBITDA (a non-GAAP measure)
Net income attributable to USPH shareholders	$6,628	$9,254	$22,180	$27,583
Adjustments:
Provision for income taxes	2,559	3,557	8,781	10,757
Depreciation and amortization	4,387	3,966	12,996	11,582
Interest expense, debt and other, net	2,018	2,101	5,966	7,293
Equity-based awards compensation expense	1,921	1,859	5,837	5,451
Interest income from investments	(1,018)	(1,673)	(3,635)	(2,191)
Change in revaluation of put-right liability	(168)	(187)	136	(197)
Change in fair value of contingent earn-out consideration	1,899	145	5,332	344
Relief Funds	-	-	-	(467)
Clinic closure costs (1)	3,432	29	4,109	161
Business acquisition related costs (2)	314	-	314	-
Other income	(90)	(78)	(261)	(305)
Allocation to non-controlling interests	(811)	(361)	(1,789)	(1,138)
	$21,071	$18,612	$59,966	$58,873

Operating Results (a non-GAAP measure)
Net income attributable to USPH shareholders	$6,628	$9,254	$22,180	$27,583
Adjustments:
Change in fair value of contingent earn-out consideration	1,899	145	5,332	344
Change in revaluation of put-right liability	(168)	(187)	136	(197)
Clinic closure costs (1)	3,432	29	4,109	161
Business acquisition related costs (2)	314	-	314	-
Relief Funds	-	-		(467)
Allocation to non-controlling interests	(429)	(3)	(513)	(19)
Tax effect at statutory rate (federal and state)	(1,290)	4	(2,396)	46
	$10,386	$9,242	$29,162	$27,451

Operating Results per share (a non-GAAP measure)	$0.69	$0.62	$1.94	$1.97

(1) Costs associated with the closure of 32 clinics during the 2024 Third Quarter and 43 clinics during the 2024 Nine Months.  Closure costs in the 2023 Third Quarter and 2023 Nine Months were not material.
(2) Primarily consists of legal and consulting expenses related to the acquisition of 50% equity interest in a management services organization that provides management and administrative services to 50 physical therapy clinics.

A reconciliation of additional non-GAAP measures to the most comparable GAAP measures are presented in the tables below.

	For the Three Months Ended
	September 30, 2024			September 30, 2023
	As Reported (GAAP)	Closure Costs (1)	As Adjusted (Non-GAAP)	As Reported (GAAP)	Closure Costs (1)	As Adjusted (Non-GAAP)
	(in thousands, except per share data, and percentages)
Operating costs	$138,902	$(3,432)	$135,470	$122,078	$(29)	$122,049
Gross profit	29,131	3,432	32,563	27,929	29	27,958
Gross margin	17.3%	*	19.4%	18.6%	*	18.6%
Operating income	14,746	3,432	18,178	15,881	29	15,910
Provision for taxes	2,559	(958)	1,601	3,557	(8)	3,549
USPH Net Income	6,628	2,474	9,102	9,254	21	9,275
Earnings per share	$0.39	0.16	$0.55	$0.51	-	$0.51

Segment information - Physical Therapy Operations
Operating costs	$119,207	(3,432)	115,775	$107,016	(29)	106,987
Gross profit	23,507	3,432	26,939	23,505	29	23,534
Gross margin	16.5%	*	18.9%	18.0%	*	18.0%

	For the Nine Months Ended
	September 30, 2024			September 30, 2023
	As Reported (GAAP)	Closure Costs (1)	As Adjusted (Non-GAAP)	As Reported (GAAP)	Closure Costs (1)	As Adjusted (Non-GAAP)
	(in thousands, except per share data, and percentages)
Operating costs	$399,504	$(4,109)	$395,395	$359,008	$(161)	$358,847
Gross profit	91,394	4,109	95,503	90,993	161	91,154
Gross margin	18.6%	*	19.5%	20.2%	*	20.3%
Operating income	48,675	4,109	52,784	52,941	161	53,102
Provision for taxes	8,781	(1,167)	7,614	10,757	(45)	10,712
USPH Net Income	22,180	2,942	25,122	27,583	116	27,699
Earnings per share	$1.32	0.20	$1.52	$1.72	0.01	$1.73

Segment information - Physical Therapy Operations
Operating costs	$344,270	(4,109)	340,161	$313,104	(161)	312,943
Gross profit	76,355	4,109	80,464	78,815	161	78,976
Gross margin	18.2%	*	19.1%	20.1%	*	20.2%

(1) Costs associated with the closure of 32 and 43 clinics during the 2024 Third Quarter and 2024 Nine Months, respectively.  Closure costs for the comparable prior year periods were not material.  We believe that presenting this information will allow investors to evaluate the performance of the Company's business more objectively.

* Not meaningful

2024 Third Quarter versus 2023 Third Quarter

	For the Three Months Ended				Variance
	September 30, 2024		September 30, 2023		$	%
	(In thousands, except percentages)

Net patient revenue	$139,146	82.8%	$127,243	84.8%	$11,903	9.4%
Other revenue	28,887	17.2%	22,764	15.2%	6,123	26.9%
Net revenue	168,033	100.0%	150,007	100.0%	18,026	12.0%

Operating Cost:
Salaries and related costs	99,835	59.4%	89,846	59.9%	9,989	11.1%
Rent, supplies, contract labor and other	33,914	20.2%	30,678	20.5%	3,236	10.5%
Provision for credit losses	1,721	1.0%	1,525	1.0%	196	12.9%
Clinic closure costs - lease and other	3,432	2.0%	29	0.0%	3,403	*

Total operating cost	138,902	82.7%	122,078	81.4%	16,824	13.8%

Gross Profit	29,131	17.3%	27,929	18.6%	1,202	4.3%

Corporate office costs	14,385	8.6%	12,048	8.0%	2,337	19.4%
Operating Income	14,746	8.8%	15,881	10.6%	(1,135)	-7.1%

Other (expense) income:
Interest expense, debt and other	(2,018)	-1.2%	(2,101)	-1.4%	83	-4.0%
Interest income from investments	1,018	0.6%	1,673	1.1%	(655)	-39.2%
Change in fair value of contingent earn-out consideration	168	0.1%	187	0.1%	(19)	-10.2%
Change in revaluation of put-right liability	(1,899)	-1.1%	(145)	-0.1%	(1,754)	1209.7%
Equity in earnings of unconsolidated affiliate	231	0.1%	206	0.1%	25	12.1%
Other	90	0.1%	78	0.1%	12	15.4%
Total other (expense) income	(2,410)	-1.4%	(102)	-0.1%	(2,308)	2262.7%

Income before taxes	12,336	7.3%	15,779	10.5%	(3,443)	-21.8%

Provision for income taxes	2,559	1.5%	3,557	2.4%	(998)	-28.1%
Net income	9,777	5.8%	12,222	8.1%	(2,445)	-20.0%

Less: Net income attributable to non-controlling interest:
Redeemable non-controlling interest - temporary equity	(1,998)	-1.2%	(1,976)	-1.3%	(22)	1.1%
Non-controlling interest - permanent equity	(1,151)	-0.7%	(992)	-0.7%	(159)	16.0%
	(3,149)	-1.9%	(2,968)	-2.0%	(181)	6.1%

Net income attributable to USPH shareholders	$6,628	3.9%	$9,254	6.2%	$(2,626)	-28.4%

* Not meaningful

Total net revenue for the 2024 Third Quarter increased $18.0 million, or 12.0%, to $168.0 million from $150.0 million for the 2023 Third Quarter while operating costs increased $16.8 million, or 13.8%, to $138.9 million from $122.1 million over the same periods, respectively. As a percentage of total net revenue, total operating cost was 82.7% for the 2024 Third Quarter, as compared to 81.4% for the 2023 Third Quarter.

Gross profit for the 2024 Third Quarter was $29.1 million, or 17.3% of net revenue, compared to $27.9 million, or 18.6% of net revenue, for the 2023 Third Quarter. Excluding closure costs(1) of $3.4 million, gross profit from physical therapy operations was $26.9 million, an increase of $3.4 million, or 14.5%, over the 2023 Third Quarter, and the gross profit margin from physical therapy operations was 18.9% in the 2024 Third Quarter, an increase of 90 basis points from 18.0% in the 2023 Third Quarter.

Adjusted EBITDA, a non-GAAP measure, was $21.1 million for the 2024 Third Quarter, an increase of $2.5 million from $18.6 million in the 2023 Third Quarter.

Operating Results, a non-GAAP measure, was $10.4 million in the 2024 Third Quarter, an increase of $1.1 million from $9.2 million in the 2023 Third Quarter. On a per share basis, Operating Results was $0.69 in the 2024 Third Quarter compared to $0.62 in the 2023 Third Quarter.

(1) These are Non-GAAP Measures. Refer to reconciliation of non-GAAP measures to most comparable GAAP measures for more information.

Physical Therapy Operations

	For the Three Months Ended		Variance
	September 30, 2024	September 30, 2023	$	%
	(In thousands, except percentages)
Revenue related to:
Mature Clinics (1)	$126,173	$120,612	$5,561	4.6%
Clinic additions (2)	11,337	3,585	7,752	*	(9)
Clinics sold or closed (3)	1,636	3,046	(1,410)	*	(9)
Net Patient Revenue	139,146	127,243	11,903	9.4%
Other (4)	3,568	3,278	290	8.8%
Total	142,714	130,521	12,193	9.3%
Operating costs (4)(7)	119,207	107,016	12,191	11.4%
Gross profit (7)	$23,507	$23,505	$2	0.0%

Financial and operating metrics (not in thousands):
Net rate per patient visit (1)	$105.65	$102.37	$3.28	3.2%
Patient visits (1)	1,317,051	1,242,954	74,097	6.0%
Average daily visits per clinic (1)	30.1	29.7	0.4	1.3%
Gross margin	16.5%	18.0%
Gross margin, excluding closure costs, non-GAAP (6)(8)	18.9%	18.0%
Salaries and related costs per visit, clinics (5)	$62.47	$60.35	$2.12	3.5%
Operating costs per visit, clinics (5)(7)	$88.98	$84.49	$4.49	5.3%
Operating costs per visit, clinics, excluding closure costs (5)(6)	$86.37	$84.47	$1.90	2.2%

(1) See Glossary of Terms - Revenue Metrics for definitions.
(2) Includes 33 clinics added during the nine months ended September 30, 2024 and 46 clinic added during the year ended December 31, 2023.
(3) Includes 43 clinics closed during the nine months ended September 30, 2024 and 15 clinics closed during the year ended December 31, 2023.
(4) Includes revenues and costs from management contracts.
(5) Per visit costs excludes management contract costs.
(6) Excludes $3.4 million of costs associated with the closure of 32 clinics during the 2024 Third Quarter.
(7) Includes $3.4 million of costs associated with the closure of 32 clinics during the 2024 Third Quarter.
(8) Refer to reconcilliation of non-GAAP measures to most comparable GAAP measures for more information.
(9) Not meaningful

Revenues

Net revenue from physical therapy operations increased $12.2 million, or 9.3%, to $142.7 million for the 2024 Third Quarter from $130.5 million for the 2023 Third Quarter.  This increase was due primarily to the increase in visits from the 21 net clinics added since the comparable prior year period, a 2.4% increase in visits at mature clinics and an increase in net rate per patient visit. Total patient visits increased 74,097, or 6.0%, to 1,317,051 in the 2024 Third Quarter from 1,242,954 in the 2023 Third Quarter. Average daily visits per clinic was 30.1 for the 2024 Third Quarter compared to 29.7 in the comparable prior year quarter. Net rate per patient visit for the 2024 Third Quarter increased to $105.65 from $102.37 for the 2023 Third Quarter, an increase of 3.2%, despite the 1.8% Medicare rate reduction which went into effect at the beginning of 2024. The increase in net rate per patient visit was mainly driven by higher reimbursement rates from commercial and other payors as a result of contract negotiations and an increase in workers compensation as a percent of our total net patient revenues.

Other revenues increased approximately $0.3 million, or 8.8%, to $3.6 million for the 2024 Third Quarter from $3.3 million for the 2023 Third Quarter primarily due to the increase in management contract revenue since the comparable prior year period.

Operating costs

Operating costs from physical therapy operations increased $12.2 million, or 11.4%, to $119.2 million in the 2024 Third Quarter from $107.0 million in the 2023 Third Quarter primarily driven by the 21 net new clinics added since the comparable prior year period and $3.4 million of costs associated with the closure of 32 clinics during the 2024 Third Quarter.  Excluding the clinic closure costs, operating costs increased 8.2%(1), while total operating costs per visit was $88.98 compared to $84.49 over the same periods, respectively. Excluding the clinic closure costs, operating costs per visit was $86.37 in the 2024 Third Quarter.

Salaries and related costs (including management contracts) increased to $84.2 million in the 2024 Third Quarter compared to $77.0 million, in the 2023 Third Quarter, an increase of $7.2 million, or 9.4%. Salaries and related costs per visit (excluding management contracts), increased to $62.47 for the 2024 Third Quarter from $60.35 for the 2023 Third Quarter.

Total rent, supplies, contract labor and other costs related to clinics (excluding management contracts) increased to $29.8 million in the 2024 Third Quarter from $28.5 million in the 2023 Third Quarter, an increase of $1.6 million, or 5.7%.  On a per visit basis, rent, supplies, contract labor and other costs (excluding management contracts costs), decreased slightly to $22.59 for the 2024 Third Quarter compared to $22.90 for the 2023 Third Quarter.

The provision for credit losses was $1.7 million for the 2024 Third Quarter and $1.5 million for the 2023 Third Quarter. As a percentage of net revenues, the provision for credit losses was 1.2% for both the 2024 Third Quarter and the 2023 Third Quarter.

Gross Profit

Gross profit from physical therapy operations in the 2024 Third Quarter was $23.5 million with a gross profit margin of 16.5%.  Excluding closure costs, gross profit from physical therapy operations was $26.9 million (1), an increase of $3.4 million, or 14.5%, over the 2023 Third Quarter, and the gross profit margin from physical therapy operations was 18.9% (1) in the 2024 Third Quarter, an increase of 90 basis points from 18.0% in the 2023 Third Quarter.

(1) These are Non-GAAP Measures. Refer to reconciliation of non-GAAP measures to most comparable GAAP measures for more information.

Industrial Injury Prevention Services

	For the Three Months Ended		Variance
	September 30, 2024	September 30, 2023	$	%
	(In thousands, except percentages)
Net revenue	$25,319	$19,486	$5,833	29.9%
Operating costs	19,695	15,062	4,633	30.8%
Gross profit	$5,624	$4,424	$1,200	27.1%

Gross margin	22.2%	22.7%

IIP revenues increased $5.8 million, or 29.9%, to $25.3 million for the 2024 Third Quarter as compared to $19.5 million for the 2023 Third Quarter. Excluding our IIP acquisitions during the years 2023 and 2024, IIP revenues increased 12.9%.  Gross profit from IIP operations in the 2024 Third Quarter increased $1.2 million, or 27.1%, to $5.6 million from $4.4 million in the 2023 Third Quarter. Excluding our IIP acquisitions during the years 2023 and 2024, IIP gross profit increased 13.2%. The gross profit margin from IIP operations was 22.2% in the 2024 Third Quarter compared to 22.7% in the 2023 Third Quarter.

Corporate Office Costs

Corporate office costs were $14.4 million, or 8.6% of net revenue, in the 2024 Third Quarter compared to $12.0 million, or 8.0% of revenue in the 2023 Third Quarter.

Operating Income

Operating income was $14.7 million for the 2024 Third Quarter compared to $15.9 million for the 2023 Third Quarter.  Excluding the clinic closure costs, operating income was $18.2 million (1) in the 2024 Third Quarter.

Other (Expenses) Income

Interest Expense, Debt and Other

Interest expense decreased $0.1 million to $2.0 million for the 2024 Third Quarter compared to $2.1 million in the 2023 Third Quarter due to a lower outstanding balance on our term loan. The interest rate on our credit facility was 4.7% for the 2024 Third Quarter and 4.9% for the 2023 Third Quarter, with an all-in effective interest rate, including all associated costs of 5.4% and 5.6% over the same periods, respectively.

Interest income from investment

Interest income from investing excess cash (primarily proceeds from the secondary offering sale of our stock completed in May 2023) in a high-yield savings account decreased to $1.0 million during the 2024 Third Quarter from $1.7 million in the 2023 Third Quarter as a result of our lower cash balance, due to cash used for acquisitions, since the comparable prior year period.

Change in fair value of contingent earn-out consideration and put-right liability

We revalued contingent and put-right liabilities related to certain acquisitions and recognized a net non-cash expense (an increase in the related liabilities) of $1.7 million in the 2024 Third Quarter and less than $0.1 million in the comparable 2023 Third Quarter. The put-right (expiring in 2027) relates to the potential future purchase of a company within our IIP business. The company provides physical therapy and rehabilitation services to hospitals and other ancillary providers in a distinct market area.

Equity in earnings of unconsolidated affiliate

For both the 2024 Third Quarter and the 2023 Third Quarter, we recognized income of $0.2 million from a joint venture which provides physical therapy services for patients at hospitals. Since we are deemed to not have a controlling interest in the joint venture, our investment is accounted for using the equity method of accounting.

Provision for Income Taxes

The provision for income taxes was $2.6 million in the 2024 Third Quarter compared to $3.6 million during the 2023 Third Quarter while the effective tax rates were 27.9% and 27.8% for the 2024 Third Quarter and the 2023 Third Quarter respectively.

	For the Three Months Ended
	September 30, 2024	September 30, 2023
	(In thousands, except percentages)
Income before taxes	$12,336	$15,779

Less: Net income attributable to non-controlling interest:
Redeemable non-controlling interest - temporary equity	(1,998)	(1,976)
Non-controlling interest - permanent equity	(1,151)	(992)
	$(3,149)	$(2,968)

Income before taxes less net income attributable to non-controlling interest	$9,187	$12,811

Provision for income taxes	$2,559	$3,557

Effective income tax rate	27.9%	27.8%

Net Income Attributable to Non-controlling Interest

Net income attributable to redeemable non-controlling interest (temporary equity) was $2.0 million for both the 2024 Third Quarter and the 2023 Third Quarter. Net income attributable to non-controlling interest (permanent equity) was $1.2 million for the 2024 Third Quarter and $1.0 million for the 2023 Third Quarter.

(1) These are Non-GAAP Measures. Refer to reconciliation of non-GAAP measures to most comparable GAAP measures for more information.

2024 Nine Months versus 2023 Nine Months
	For the Nine Months Ended				Variance
	September 30, 2024		September 30, 2023		$	%
	(In thousands, except percentages)

Net patient revenue	$410,492	83.6%	$383,104	85.1%	$27,388	7.1%
Other revenue	80,406	16.4%	66,897	14.9%	13,509	20.2%
Net revenue	490,898	100.0%	450,001	100.0%	40,897	9.1%

Operating Cost:
Salaries and related costs	289,900	59.1%	262,757	58.4%	27,143	10.3%
Rent, supplies, contract labor and other	100,430	20.5%	91,490	20.3%	8,940	9.8%
Provision for credit losses	5,065	1.0%	4,600	1.0%	465	10.1%
Clinic closure costs - lease and other	4,109	0.8%	161	0.0%	3,948	2452.2%
Total operating cost	399,504	81.4%	359,008	79.8%	40,496	11.3%

Gross Profit	91,394	18.6%	90,993	20.2%	401	0.4%

Corporate office costs	42,719	8.7%	38,052	8.5%	4,667	12.3%
Operating Income	48,675	9.9%	52,941	11.8%	(4,266)	-8.1%

Other (expense) income:
Interest expense, debt and other	(5,966)	-1.2%	(7,293)	-1.6%	1,327	-18.2%
Interest income from investments	3,635	0.7%	2,191	0.5%	1,444	65.9%
Change in fair value of contingent earn-out consideration	(136)	0.0%	197	0.0%	(333)	-169%
Change in revaluation of put-right liability	(5,332)	-1.1%	(344)	-0.1%	(4,988)	1450.0%
Equity in earnings of unconsolidated affiliate	750	0.2%	806	0.2%	(56)	-6.9%
Relief Funds	-	0.0%	467	0.1%	(467)	-100.0%
Other	261	0.1%	305	0.1%	(44)	-14.4%
Total other (expense) income	(6,788)	-1.4%	(3,671)	-0.8%	(3,117)	84.9%

Income before taxes	41,887	8.5%	49,270	10.9%	(7,383)	-15.0%

Provision for income taxes	8,781	1.8%	10,757	2.4%	(1,976)	-18.4%
Net income	33,106	6.7%	38,513	8.6%	(5,407)	-14.0%

Less: Net income attributable to non-controlling interest:
Redeemable non-controlling interest - temporary equity	(7,539)	-1.5%	(7,616)	-1.7%	77	-1.0%
Non-controlling interest - permanent equity	(3,387)	-0.7%	(3,314)	-0.7%	(73)	2.2%
	(10,926)	-2.2%	(10,930)	-2.4%	4	0.0%

Net income attributable to USPH shareholders	$22,180	4.5%	$27,583	6.1%	$(5,403)	-19.6%

* Not meaningful

Total net revenue for the 2024 Nine increased $40.9 million, or 9.1%, to $490.9 million from $450.0 million for the 2023 Nine Months while operating costs increased $40.5 million, or 11.3%, to $399.5 million from $359.0 million over the same periods, respectively.

Gross profit, which included $4.1 million of costs associated with the closure of 43 clinics, was $91.4 million, or 18.6% of net revenue, during the 2024 Nine Months compared to $91.0 million, or 20.2% of net revenue, for the 2023 Nine Months. Excluding the clinic closure costs, gross profit for the 2024 Nine Months was $95.5 million (1) or 19.5%(1) of net revenue, compared to $91.1(1) million, or 20.3%(1) of net revenue, for the 2023 Nine Months.

Non-GAAP Adjusted EBITDA (1) increased $1.1 million to $60.0 million for the 2024 Nine Months from $58.9 million in the 2023 Nine Months while non-GAAP Operating Results (1) increased $1.7 million to $29.2 million, or $1.94 per share, in the 2024 Nine Months from $27.5 million, or $1.97 per share, in the 2023 Nine Months.

(1) These are Non-GAAP Measures. Refer to reconciliation of non-GAAP measures to most comparable GAAP measures for more information.

Physical Therapy Operations

	For the Nine Months Ended		Variance
	September 30, 2024	September 30, 2023	$	%
	(In thousands, except percentages)
Revenue related to:
Mature Clinics (1)	$375,301	$367,146	$8,155	2.2%
Clinic additions (2)	28,982	5,867	23,115	*	(9)
Clinics sold or closed (3)	6,209	10,091	(3,882)	(38.5)%
Net Patient Revenue	410,492	383,104	27,388	7.1%
Other (4)	10,133	8,815	1,318	15.0%
Total	420,625	391,919	28,706	7.3%
Operating costs (4)(7)	344,270	313,104	31,166	10.0%
Gross profit (7)	$76,355	$78,815	$(2,460)	(3.1)%

Financial and operating metrics (not in thousands):
Net rate per patient visit (1)	$104.71	$102.50	$2.21	2.2%
Patient visits (1)	3,920,388	3,737,584	182,804	4.9%
Average daily visits per clinic (1)	30.0	30.0
Gross margin	18.2%	20.1%
Gross margin excluding closure costs, non-GAAP (6)(8)	19.1%	20.2%
Salaries and related costs per visit, clinics (5)	$61.17	$59.01	$2.16	3.7%
Operating costs per visit, clinics (5)(7)	$86.32	$82.35	$3.97	4.8%
Operating costs per visit, clinics, excluding closure costs (5)(6)	$85.27	$82.31	$2.96	3.6%

(1) See Glossary of Terms - Revenue Metrics for definitions.
(2) Includes 33 clinics added during the nine months ended September 30, 2024 and 46 clinic added during the year ended December 31, 2023.
(3) Includes 43 clinics closed during the nine months ended September 30, 2024 and 15 clinics closed during the year ended December 31, 2023.
(4) Includes revenues and costs from management contracts.
(5) Per visit costs excludes management contract costs.
(6) Excludes $4.1 million of costs associated with the closure of 43 clinics closed during the nine months ended September 30, 2024 and $0.2 million of costs associated with the 15 clinics closed during the year ended December 31, 2023.
(7) Includes $4.1 million of costs associated with the closure of 43 clinics closed during the nine months ended September 30, 2024 and $0.2 million of costs associated with the 15 clinics closed during the year ended December 31, 2023.
(8) Refer to reconcilliation of non-GAAP measures to most comparable GAAP measures for more information.
(9) Not meaningful

Revenues

Revenues from physical therapy operations increased $28.7 million, or 7.3%, to $420.6 million in the 2024 Nine Months compared to $391.9 million in the 2023 Nine Months. This increase was primarily due to the increase in volume from the 21 net clinics added since the comparable prior year period as well as an increase in net rate per patient visit to $104.71 for 2024 Nine Months from $102.50 for 2023 Nine Months. Total patient visits increased 182,804, or 4.9%, to 3,920,388 in the 2024 Nine Months from 3,737,584 in the 2023 Nine Months. Average daily visits per clinic was 30.0 for both 2024 Nine Months and the comparable prior year period.

Other revenues increased $1.3 million, or 15.0%, to $10.1 million for the 2024 Nine Months from $8.8 million for the 2023 Nine Months due to an increase in management contract revenue since the comparable prior year period.

Operating costs

Operating costs from physical therapy operations increased by $31.2 million, or 10.0% to $344.3 million in the 2024 Nine Months from $313.1 million in the 2023 Nine Months primarily driven by costs associated with the 21 net new clinics added since the comparable prior year period. On a per visit basis, operating costs (excluding management contracts) increased to $86.32 for the 2024 Nine Months from $82.35 for the 2023 Nine Months.

Total salaries and related costs for physical therapy operations increased to $245.4 million in the 2024 Nine Months from $225.3 million, in the 2023 Nine Months, an increase of $20.1 million, or 8.9%. Salaries and related costs per visit (excluding management contracts) increased to $61.17 for the 2024 Nine Months from $59.01 for the 2023 Nine Months.

Total rent, supplies, contract labor and other costs related to clinics (excluding management contracts) increased to $89.4 million in the 2024 Nine Months from $82.4 million in the 2023 Nine Months, an increase of $7.0 million, or 8.5%. On a per visit, rent, supplies, contract labor and other costs (excluding management contract costs) increased to $22.80 for the 2024 Nine Months compared to $22.04 for the 2023 Nine Months.

The provision for credit losses was $5.1 million for the 2024 Nine Months and $4.6 million for the 2023 Nine Months. As a percentage of net revenues, the provision for credit losses was 1.2% for both the 2024 Nine Months and 2023 Nine Months.

Gross Profit

Gross profit from physical therapy operations, which included $4.1 million of costs associated with the 43 clinic closures, was $76.4 million, or 18.2% of net revenue, for the 2024 Nine Months compared to $78.8 million, or 20.2% of net revenue, for the 2023 Nine Months. Excluding the clinic closure costs, physical therapy gross profit was $80.5 million (1), or 19.1% of net revenue (1), in the 2024 Nine Months compared to $79.0 million (1), or 20.2% of net revenue (1), in the 2023 Nine Months.

(1) These are Non-GAAP Measures. Refer to reconciliation of non-GAAP measures to most comparable GAAP measures for more information.

Industrial Injury Prevention Services

	For the Nine Months Ended		Variance
	September 30, 2024	September 30, 2023	$	%
	(In thousands, except percentages)
Net revenue	$70,273	$58,082	$12,191	21.0%
Operating costs	55,234	45,904	9,330	20.3%
Gross profit	$15,039	$12,178	$2,861	23.5%

Gross margin	21.4%	21.0%

Revenues from IIP operations increased $12.2 million, or 21.0%, to $70.3 million for the 2024 Nine Months from $58.1 million for the 2023 Nine Months. Gross profit from IIP operations increased $2.9 million, or 23.5%, to $15.0 million for the 2024 Nine Months from $12.2 million for the 2023 Nine Months while the gross profit margin from IIP operations increased to 21.4% for the 2024 Nine Months from 21.0% for the 2023 Nine Months.

Corporate Office Costs

Corporate office costs were $42.7 million, or 8.7% of net revenue, in the 2024 Nine Months, compared to $38.1 million, or 8.5% of net revenue, in the 2023 Nine Months.

Operating Income

Operating income was $48.7 million for the 2024 Nine Months compared to $52.9 million for the 2023 Nine Months. Excluding the clinic closure costs, operating income was $52.8 million (1) in the 2024 Nine Months.

Other (Expenses) Income

Interest Expense, Debt and Other

Interest expense was $6.0 million in the 2024 Nine Months compared to $7.3 million in the 2023 Nine Months, with the decrease primarily related to lower outstanding borrowings over the comparative periods.

Interest income from investment

Interest income from investing excess cash (primarily proceeds from the secondary offering sale of our stock completed in May 2023) in a high-yield savings account was $3.7 million during the 2024 Nine Months compared to $2.2 million during the 2023 Nine Months.

Change in fair value of contingent earn-out consideration

We revalued contingent earn-out consideration related to certain acquisitions resulting in a loss of $5.3 million for the 2024 Nine Months compared to a loss of $0.3 million in the comparative prior year period.

Change in Revaluation of Put-Right Liability

We recorded an expense of $0.1 million on the revaluation of a put right liability for 2024 Nine Months and a gain of $0.2 million for the 2023 Nine Months. The put-right relates to the potential future purchase of a company that provides physical therapy and rehabilitation services to hospitals and other ancillary providers in a distinct market area.

Equity in earnings of unconsolidated affiliate

We recognized income of $0.8 million from a joint venture which provides physical therapy services for patients at hospitals for both the 2024 Nine Months and the 2023 Nine Months. Since we are deemed to not have a controlling interest in the joint venture, our investment is accounted for using the equity method of accounting.

Provision for Income Taxes

The provision for income taxes was $8.8 million in the 2024 Nine Months compared to $10.8 million during the 2023 Nine Months while the effective tax rates were 28.4% and 28.1% over the same periods, respectively.

	For the Nine Months Ended
	September 30, 2024	September 30, 2023
	(In thousands, except percentages)
Income before taxes	$41,887	$49,270

Less: Net income attributable to non-controlling interest:
Redeemable non-controlling interest - temporary equity	(7,539)	(7,616)
Non-controlling interest - permanent equity	(3,387)	(3,314)
	$(10,926)	$(10,930)

Income before taxes less net income attributable to non-controlling interest	$30,961	$38,340

Provision for income taxes	$8,781	$10,757

Effective income tax rate	28.4%	28.1%

Net Income Attributable to Non-controlling Interest

Net income attributable to redeemable non-controlling interest (temporary equity) was $7.5 million in the 2024 Nine Months compared to $7.6 million in the 2023 Nine Months. Net income attributable to non-controlling interest (permanent equity) was $3.4 million for the 2024 Nine Months and $3.3 million for the 2023 Nine Months.

(1) These are Non-GAAP Measures. Refer to reconciliation of non-GAAP measures to most comparable GAAP measures for more information.

LIQUIDITY AND CAPITAL RESOURCES

We believe that our business has sufficient cash to allow us to meet our short-term cash requirements. Total cash and cash equivalents were $117.0 million as of September 30, 2024, and $152.8 million as of December 31, 2023. We had $140.6 million of outstanding borrowings and $175.0 million in available credit under our Revolving Facility as of September 30, 2024, compared to $144.4 million of outstanding borrowings and $175.0 million in available credit under our Revolving Facility as of December 31, 2023.

We believe that our cash and cash equivalents and availability under our Senior Credit Facilities are sufficient to fund the working capital needs of our operating subsidiaries through at least September 30, 2025.

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

We make reasonable and appropriate efforts to collect accounts receivable, including applicable deductible and co-payment amounts. Claims are submitted to payors daily, weekly or monthly in accordance with our policy or payor’s requirements. When possible, we submit our claims electronically. The collection process is time-consuming and typically involves the submission of claims to multiple payors whose payment of claims may be dependent upon the payment of another payor. Claims under litigation and vehicular incidents can take a year or longer to collect. Medicare and other payor claims relating to new clinics awaiting CMS approval initially may not be submitted for six months or more. When all reasonable internal collection efforts have been exhausted, accounts are written off prior to sending them to outside collection firms. With managed care, commercial health plans and self-pay payor type receivables, the write-off generally occurs after the account receivable has been outstanding for 120 days or longer.  As of September 30, 2024, we have accrued $6.8 million related to credit balances, a portion of which is due to patients and payors.

Cash Flow

A summary of our operating, investing and financing activities is discussed below.

	For the Nine Months Ended
	September 30, 2024	September 30, 2023
	(in thousands)
Net cash provided by operating activities	$55,531	$55,143
Net cash used in investing activities	(54,597)	(36,601)
Net cash (used in) provided by financing activities	(36,800)	97,549

Operating Activities

Cash provided by operating activities was $55.5 million for the 2024 Nine Months as compared to $55.1 million for the 2023 Nine Months. This decrease in cash provided was mostly due to the timing of payments related to payables and accrued expenses.

Investing Activities

Cash used in investing activities for the 2024 Nine Months totaled $54.6 million and primarily consisted of $48.9 million used in the purchase of interests in businesses and non-controlling interests (temporary and permanent), and $6.7 million of fixed assets purchases.  These uses were partially offset by $0.3 million in proceeds from the sale of non-controlling interests (temporary and permanent), and $0.8 million distributions received from an unconsolidated affiliate.

Financing Activities

Cash used in financing activities for the 2024 Nine Months, totaled $36.8 million and primarily comprised of $19.9 million of cash dividends paid to shareholders, $11.4 million in distributions to non-controlling interests (temporary and permanent) and payments of $5.5 million related to notes payable and the term note.

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

The Credit Agreement contains customary covenants limiting, among other things, the incurrence of additional indebtedness, the creation of liens, mergers, consolidations, liquidations and dissolutions, sales of assets, dividends, and other payments in respect of equity interests, acquisitions, investments, loans and guarantees, subject, in each case, to customary exceptions, thresholds and baskets. The Credit Agreement includes certain financial covenants which include the Consolidated Fixed Charge Coverage Ratio and the Consolidated Leverage Ratio, as defined in the Credit Agreement. The Credit Agreement also contains customary events of default. As of September 30, 2024, we were in compliance with all of the covenants contained in the Credit Agreement.

Our obligations under the Credit Agreement are guaranteed by our wholly owned material domestic subsidiaries (each, a “Guarantor”), and our obligations and any Guarantors are secured by a perfected first priority security interest in substantially all of our existing and future personal property and each Guarantor, subject to certain exceptions.

As of September 30, 2024, $139.5 million (net of unamortized debt issuance costs of $1.2 million) was outstanding on the Term Facility while none was outstanding under the Revolving Facility resulting in $175.0 million of credit availability. The interest rate on the Senior Credit Facilities was 4.7% for the 2024 Third Quarter and 4.9% for the 2023 Third Quarter, with an all-in effective interest rate, including all associated costs, of 5.4% and 5.6% over the same periods, respectively.  The interest rate on our Senior Credit Facilities was 4.7% for the 2024 Nine Months and 5.7% for the 2023 Nine Months, with an all-in effective interest rate, including all associated costs, of 5.4% and 6.9% over the same periods, respectively.

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

As of September 30, 2024, the fair value of the interest rate swap was $1.8 million, a decrease of $1.4 million, net of a $0.5 million, income tax effect, as compared to December 31, 2023. The fair value of the interest rate swap is included in Other assets (current and long term) in our consolidated balance sheet while the increase in fair value is presented as unrealized gain in our unaudited consolidated statements of comprehensive income. The interest rate swap arrangement has generated $2.8 million in interest savings for the nine months ended September 30, 2024. The average interest rate for the term facility, net of the savings from the swap, in both the 2024 Third Quarter and 2024 Nine Months was 4.7%.

Notes Payable and Deferred Payments Related to Acquisitions

We generally enter into various notes payable as a means of financing our acquisitions. Our present outstanding notes payable primarily relate to the acquisitions of a business or acquisitions of majority interests in such businesses. At September 30, 2024, our remaining outstanding balance on these notes amounted to $3.1 million, of which $0.8 million is due by December 31, 2024, $1.8 million is due in 2025 and $0.5 million is due in 2026. Notes are generally payable in equal annual installments of principal over two years plus any accrued and unpaid interest. Interest accrues at various interest rates ranging from 4.0% to 8.5% per annum.

On August 31, 2024, we acquired a 70% equity interest in an eight-clinic practice physical therapy with the original practice owners retaining 30% equity interest. The purchase price for the 70% equity interest was approximately $2.0 million. As part of the transaction, we agreed to additional contingent consideration if future operational and financial objectives are met. The maximum payout is $3.6 million. The contingent consideration was valued at $3.6 million on August 31, 2024.

On April 30, 2024, we acquired 100% of an IIP business through one of its primary IIP businesses, Briotix Health Limited Partnership, for a purchase price of approximately $24.0 million, of which $0.5 million was in the form of a note payable. The note accrues interest at 5.0% per annum and the principal and the interest are payable on May 1, 2025. As part of the transaction, we agreed to pay additional contingent consideration if future operational objectives are met. There is no maximum payout. The contingent consideration was valued at $2.4 million as of September 30, 2024. We contributed the capital for this purchase and as a result, our interest in the IIP business of Briotix Health Limited Partnership increased to 92.1% subsequent to this transaction.

On March 29, 2024, we acquired a 50% equity interest in a nine-clinic physical therapy and hand therapy practice. The original owners of the practice retained the remaining 50%. The purchase price for the 50% equity interest was approximately $16.4 million, of which $0.5 million was in the form of a note payable. The note accrues interest of 4.5% per annum and the principal and the interest are payable on March 29, 2026. Additionally, we have an obligation to pay an additional amount based on certain future operational objectives being met. There is no maximum payout. The contingent consideration was valued at $0.5 million as of September 30, 2024.

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

Redeemable Non-Controlling Interest

Certain limited partnership agreements, as amended, provide that, upon the triggering events, we have a call right and the selling entity or individual has a put right for the purchase and sale of the limited partnership interest held by the partner. Once triggered, the put right and the call right do not expire, even upon an individual partner’s death, and contain no mandatory redemption feature. The purchase price of the partner’s limited partnership interest upon the exercise of either the put right or the call right is calculated per the terms of the respective agreements and classified as redeemable non-controlling interest (temporary equity) in our consolidated balance sheets. The fair value of the redeemable non-controlling interests on September 30, 2024 was $186.6 million.

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

We maintain an interest rate swap arrangement which is considered a derivative instrument. Our indebtedness as of September 30, 2024 was the outstanding balance of seller notes from our acquisitions of $3.1 million, and an outstanding balance on our term note related to the Credit Agreement of $140.6 million. The Revolving Facility does not have a balance as of September 30, 2024, and is subject to fluctuating interest rates. A 1% change in the interest rate would yield no additional interest expense on the facility because of the interest rate swap described above. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources for more information.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Many of our employed therapists have contractual non-competition agreements and covenants with the Company which, under certain circumstances, limit the employee’s ability to terminate their employment with the Company to perform similar services for competing organizations within a defined geography for a specified period time after such termination.  The Federal Trade Commission recently passed a Rule which purports to prohibit many forms of non-competition agreements with employees and would require the Company, subject to certain exceptions, to nullify certain existing noncompetition agreements with employees.  While a federal court recently ruled that the Rule is invalid and may not be enforced, if that decision is appealed successfully and the Rule in its current form or in a substantially similar form becomes effective, the Company could suffer a loss of staff which could have a material adverse effect on operations.

ITEM 5.	OTHER INFORMATION.

Rule 105b-1 Trading Plans

The Company’s directors and executive officers do not currently have 10b5-1plans. During the three and nine months ended September 30, 2024, none of our directors or executive officers adopted or terminated or any contract, instruction, or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

Amendment to Credit Agreement

On September 16, 2024, the Company entered into an amendment to the Credit Agreement in connection with the acquisition of a 50% interest in MSO Metro, LLC (“Metro”) pursuant to the Equity Interest Purchase Agreement”) dated October 7, 2024 among U.S. Physical Therapy, Ltd. (a subsidiary of the Company), Metro, the members of Metro, and Michael G. Mayrsohn, as Sellers’ Representative.  Pursuant to the amendment, the lenders consented to the Metro acquisition exceeding certain covenant thresholds regarding total acquisition consideration.

ITEM 6.	EXHIBITS.

Exhibit Number	Description
10.1*
Second Amendment to the Credit Agreement dated as of September 27, 2024 among the Company, as the borrower, and Bank of America, N.A., as Administrative Agent, Regions Capital Markets as Syndication Agent, BofA Securities Inc. and Regions Capital Markets as Joint Load Arrangers, BofA Securities Inc., as Sole Bookrunner and the lenders named therein.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32*	Certification Pursuant to 18 U.S.C 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Management contract or compensatory arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

U.S. PHYSICAL THERAPY, INC.

Date: November 8, 2024	By:	/s/ Carey Hendrickson
Carey Hendrickson
Chief Financial Officer
(Principal financial and accounting officer)