Form 10-K
period 2024-12-31
U S PHYSICAL THERAPY INC /NV
filed 2025-03-03
CIK 885978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

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

The aggregate market value of the shares of the registrant’s common stock held by non-affiliates of the registrant at June 30, 2024 was $795.4 million based on the closing sale price reported on the NYSE for the registrant’s common stock on June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter. For the purposes of this computation, all executive officers, directors and 5% or greater beneficial owners of the registrant were deemed to be affiliates. Such determination should not be deemed an admission that such executive officers, directors and beneficial owners are, in fact, affiliates of the registrant.

As of March 3, 2025, the number of shares outstanding of the registrant’s common stock, par value $.01 per share, was 15,191,689.

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

FORWARD-LOOKING STATEMENTS

We make statements in this report that are considered forward-looking statements within the meaning given such term under Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements contain forward-looking information relating to the financial condition, results of operations, plans, objectives, future performance and business of our Company. These statements (often using words such as “believes”, “expects”, “intends”, “plans”, “appear”, “should” and similar words) involve risks and uncertainties that could cause actual results to differ materially from those we project. Included among such statements, but not limited to, are those relating to opening clinics, availability of personnel and the insurance reimbursement environment. The forward-looking statements are based on our current views and assumptions, and actual results could differ materially from those anticipated in such forward-looking statements as a result of certain risks, uncertainties, and factors, which include, but are not limited to:

•	changes in Medicare rules and guidelines and reimbursement or failure of our clinics to maintain their Medicare certification and/or enrollment status;
•	revenue we receive from Medicare and Medicaid being subject to potential retroactive reduction;
•	changes in reimbursement rates or payment methods from third party payors including government agencies, and changes in the deductibles and co-pays owed by patients;
•	private third-party payors for our services may adopt payment policies that could limit our future revenue and profitability;
•	compliance with federal and state laws and regulations relating to the privacy of individually identifiable patient information, and associated fines and penalties for failure to comply;
•	compliance with state laws and regulations relating to the corporate practice of medicine and fee splitting, and associated fines and penalties for failure to comply ;
•
competitive, economic or reimbursement conditions in our markets which may require us to reorganize or close certain clinics and thereby incur losses and/or closure costs including the possible write-down or write-off of goodwill and other intangible assets;

•	the impact of future public health crises and epidemics/pandemics, such as was the case with the novel strain of COVID-19 and its variants;
•	certain of our acquisition agreements contain put-rights related to a future purchase of significant equity interests in our subsidiaries or in a separate company;
•	the impact of future vaccinations and/or testing mandates at the federal, state and/or local level, which could have an adverse impact on staffing, revenue, costs and the results of operations;
•	our debt and financial obligations could adversely affect our financial condition, our ability to obtain future financing and our ability to operate our business;
•	changes as the result of government enacted national healthcare reform;
•	the ability to control variable interest entities for which we do not have a direct ownership;
•	business and regulatory conditions including federal and state regulations;
•	governmental and other third party payor inspections, reviews, investigations and audits, which may result in sanctions or reputational harm and increased costs;
•	revenue and earnings expectations;
•	contingent consideration provisions in certain our acquisition agreements, the value of which may impact future financial results;
•	legal actions, which could subject us to increased operating costs and uninsured liabilities;
•	general economic conditions, including but not limited to inflationary and recessionary periods;
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

GENERAL

U.S. Physical Therapy, Inc. and subsidiaries (collectively, “we”, “us”, “our” or the “Company”), operates its business through two reportable business segments. Our reportable segments consist of the physical therapy operations segment and the industrial injury prevention services (“IIP”) segment. Through our subsidiaries, we operate and/or manage outpatient physical therapy clinics that provide pre-and post-operative care for a variety of orthopedic-related disorders and sports-related injuries, treatment for neurological-related injuries and rehabilitation of injured workers. We also have a majority interest in businesses which are leading providers of industrial injury prevention services. Services provided in this business include onsite injury prevention and rehabilitation, performance optimization, post-offer employment testing, functional capacity evaluations and ergonomic assessments. The majority of the IIP services are contracted with and paid for directly by employers, including a number of Fortune 500 companies. Other clients include large insurers and their contractors. These services are performed through Industrial Sports Medicine Professionals, consisting primarily of specialized certified athletic trainers.

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

Acquisitions of Businesses and Interests

During the last three years, we completed the acquisitions of the following clinic practices and IIP businesses detailed below:

Acquisition	Date	% Interest Acquired	Number of Clinics
November 2024 Acquisition	November 30, 2024	75%	8
October 2024 Acquisition	October 31, 2024	50%	50
August 2024 Acquisition	August 31, 2024	70%	8
April 2024 Acquisition	April 30, 2024	**	*
March 2024 Acquisition	March 29, 2024	50%	9
October 2023 Acquisition	October 31, 2023	***	*
September 2023 Acquisition 1	September 29, 2023	70%	4
September 2023 Acquisition 2	September 29, 2023	70%	1
July 2023 Acquisition	July 31, 2023	70%	7
May 2023 Acquisition	May 31, 2023	45%	4
February 2023 Acquisition	February 28, 2023	80%	1
November 2022 Acquisition	November 30, 2022	80%	13
October 2022 Acquisition	October 31, 2022	60%	14
September 2022 Acquisition	September 30, 2022	80%	2
August 2022 Acquisition	August 31, 2022	70%	6
March 2022 Acquisition	March 31, 2022	70%	6

*	IIP business
**	On April 30, 2024, one of our primary IIP businesses, Briotix Health Limited Partnership, acquired 100% of an IIP business.
***	On October 31, 2023, we concurrently acquired 100% of an IIP business and a 55% equity interest in an ergonomics software business (“October 2023 Acquisition”).

Besides the multi-clinic acquisitions referenced in the table above, during 2024 and 2023, we purchased the assets and businesses of eight and nine physical therapy clinics, respectively, in separate transactions.

Our strategy is to continue acquiring outpatient physical therapy practices, develop outpatient physical therapy clinics as satellites in existing partnerships, manage outpatient physical therapy clinics owned by third parties, and continue acquiring companies that provide or serve the Company’s industrial injury prevention services sector.

On May 30, 2023, we completed a secondary offering of 1,916,667 shares of its common stock at an offering price of $90.00 per share. Upon completion of the offering, we received net proceeds of approximately $163.6 million, after deducting an underwriting discount of $8.6 million and recognizing related fees and expenses of $0.2 million.  A portion of the net proceeds was used to repay the $35.0 million then outstanding under our credit facility while the remainder was used primarily for additional acquisitions.

OUR OPERATING SEGMENTS

Physical Therapy Operations

Our physical therapy operations segment primarily operates through subsidiary clinic partnerships (“Clinic Partnerships”), in which we generally serve as the general partner or managing member of the Clinic Partnerships. Our equity interests generally range from 65% to 75% (a range of 10%-99%) in the Clinic Partnerships.  For the vast majority of the Clinic Partnerships, the managing healthcare practitioner is a physical therapist who owns the remaining limited partnership interest in the Clinic Partnership. Generally, the therapist partners have no interest in the net losses of Clinic Partnerships, except to the extent of their capital accounts. Since we also develop satellite clinic facilities of existing clinics, most Clinic Partnerships consist of more than one clinic location. Some of the Clinic Partnerships serve as management services organizations which manage and provide staffing and a variety of administrative services to physical therapy provider entities in which we do not have an ownership interest. These Clinic Partnerships similarly are owned collectively by the Company and one or more physical therapists who are involved in the management of the operations.  To a lesser extent, the Company operates some clinics, through wholly-owned subsidiaries (hereinafter referred to as “Wholly-Owned Facilities”).

Our Clinics

We operated and/or managed 729 clinics in 43 states on December 31, 2024. Our highest concentration of clinics is in the following states: Texas, Tennessee, Michigan, New York, Virginia, Oregon, Florida, Pennsylvania, Georgia, Maryland, Idaho, Missouri, Arizona, Alabama, Connecticut, South Carolina, and Wyoming. In addition to these clinics, we also managed 39 hospital and/or physician owned physical therapy practices as of December 31, 2024, through management contracts.

The table below indicates historical information regarding our clinic counts.

Clinic Count Roll Forward (1)
	For the Year Ended
	December 31, 2024	December 31, 2023
Number of clinics owned or managed, beginning of period	671	640
Additions (2)	103	46
Closed or sold	(45)	(15)
Number of clinics owned or managed, end of period	729	671

(1) The Company also manages clinics owned by third parties through management contracts. In addition to the clinic count shown above, as of December 31, 2024, the Company managed 39 clinics bringing the total owned/managed clinics to 768. As of December 31, 2023, the Company managed 43 clinics bringing the total owned/managed clinics to 714.

(2) Includes clinics added through acquisitions.

Our typical clinic occupies 1,000 to 7,000 square feet of leased space in an office building or shopping center. There are 20 clinics occupying space in the range of over 7,000 square feet to 16,500 square feet. We attempt to lease ground level space for our patients’ ease of access to clinics.

Each Clinic Partnership maintains an independent local identity, while at the same time enjoying the benefits of national purchasing, negotiated third-party payor contracts, centralized support services and management practices. Under a management agreement, we provide a variety of support services to each clinic, including supervision of site selection, construction, clinic design and equipment selection, establishment of accounting systems and billing procedures and training of office support personnel, processing of accounts payable, non-clinical operational direction, auditing of regulatory compliance, payroll, benefits administration, accounting services, legal services, quality assurance and marketing support.

We provide services at our clinics on an outpatient basis and generally charge for treatment on a per procedure basis. Medicare patients are charged based on prescribed time increments and Medicare billing standards. In addition, our clinics will develop, when appropriate, individual maintenance and self-management exercise programs to be continued after treatment. We continually assess the potential for developing new services and expanding the methods of providing existing services in the most efficient manner while providing high quality patient care.

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

In connection with most of our acquired clinics, in the event that a limited non-controlling interest partner’s employment ceases and certain requirements are met as detailed in the respective limited partnership agreements, the Company has a call right (the “Call Right”) and the selling entity or individual has a put right (the “Put Right”) with respect to the partner’s limited partnership interests. The Put Right and the Call Right do not expire, even upon an individual partner’s death, and contain no mandatory redemption feature. In addition, certain of these selling entities or individuals have the right to exercise some or all of their Put Right as of a specified anniversary date, in addition to having such rights upon termination of employment. The purchase price of the partner’s limited partnership interest upon exercise of the Put Right or the Call Right is calculated at a predetermined multiple of earnings performance as detailed in the respective agreements.

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

The following table shows our payor mix for the periods presented.

	For the Year Ended
	December 31, 2024		December 31, 2023		December 31, 2022
	Net Patient Revenue	Percentage	Net Patient Revenue	Percentage	Net Patient Revenue	Percentage
Payor

Managed Care Programs/	(In thousands, except percentages)
Commercial Health Insurance	$264,704	47.2%	$244,470	47.5%	$215,822	46.5%
Medicare/Medicaid	202,040	36.0%	188,329	36.6%	174,401	37.5%
Workers’ Compensation Insurance	56,524	10.1%	48,834	9.5%	45,010	9.7%
Other	37,285	6.7%	32,923	6.4%	29,357	6.3%
Total	$560,553	100.0%	$514,556	100.0%	$464,590	100.0%

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

Medicare

During the year ended December 31, 2024, approximately 40.6% of our visits and 36.0% of our net patient revenue was from patients with Medicare or Medicaid program coverage. To receive Medicare reimbursement, a facility (Medicare Certified Rehabilitation Agency) or the individual therapist (Physical/Occupational Therapist in Private Practice) must meet applicable participation conditions set by the Department of Health and Human Services (“HHS”) relating to the type of facility, equipment, recordkeeping, personnel and standards of medical care, and also must comply with all state and local laws. HHS, through Centers for Medicare & Medicaid Services (“CMS”) and designated agencies, periodically inspects or surveys clinics/providers for approval and/or compliance.  Failure of our subsidiaries to obtain or maintain certifications as Medicare providers or failure to enroll as a group of physical/occupational therapists in a private practice could adversely affect financial results.

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

For calendar years 2021, 2022 and 2023, Centers for Medicare and Medicaid Services (“CMS”) expected decreases in Medicare reimbursement were partially offset by one-time increases in payments as a result of other legislation passed by Congress, resulting in decreases of approximately 3.5%, 0.75% and 2.0% in each of these years, respectively.  For January 1 through March 8 of 2024, CMS’s final rule resulted in an approximate 3.5% decrease in Medicare payments for the therapy specialty. However, effective as of March 9, 2024, pursuant to the Consolidated Appropriations Act, 2024, Congress minimized the reduction in Medicare payments for therapy services for the balance of 2024, resulting in an approximate 1.8% reduction in Medicare payments for therapy services (rather than the 3.5% decrease). The MPFS proposed by CMS for 2025, if enacted, is expected to decrease Medicare reimbursement for therapy services by approximately 2.9% as compared to the reimbursement rates in effect for most of 2024.

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

Beginning in 2021, payments to individual therapists (Physical/Occupational Therapist in Private Practice) paid under the fee schedule may be subject to adjustment based on performance in the Merit Based Incentive Payment System (“MIPS”), which measures performance based on certain quality metrics, resource use, and meaningful use of electronic health records. Therapists eligible to participate in MIPS include only those therapists who are enrolled with Medicare as private practice providers and does not include therapists in facility-based providers, such as our clinics enrolled as certified rehabilitation agencies. Less than 3% of our therapist providers currently participate in MIPS. Under the MIPS requirements, a provider’s performance is assessed according to established performance standards each year and then is used to determine an adjustment factor that is applied to the professional’s payment for the corresponding payment year. For those therapist providers who participated in MIPS during 2020 through 2023, the resulting average payment adjustment was an increase of 1%.  The 2025 adjustment for those therapist providers who participated in MIPS during 2024 is expected to remain at an average increase of approximately 1%.

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

Statutes, regulations, and payment rules governing the delivery of therapy services to Medicare beneficiaries are complex and subject to interpretation. We believe that we are in compliance, in all material respects, with all applicable laws and regulations and are not aware of any pending or threatened investigations involving allegations of potential wrongdoing that would have a material effect on our financial statements as of December 31, 2024. Compliance with such laws and regulations can be subject to future government review and interpretation, as well as significant regulatory action including fines, penalties, and exclusion from the Medicare program.

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

In 2017, we acquired a 55% interest in an initial IIP business. In 2018, we acquired a 65% interest in another business in the IIP sector and then combined the two businesses.  After the combination, we owned a 59.45% interest in the combined business, Briotix Health, Limited Partnership (“Briotix Health”). In 2019, we acquired 100% of a third provider of industrial injury prevention services. The acquired company specializes in delivering injury prevention and care, post offer employment testing, functional capacity evaluations and return-to-work services. It performs these services across a network in 45 states including onsite at eleven client locations. The business was then combined with Briotix Health increasing our ownership position in the partnership to approximately 76%. In 2021, we acquired a company that specializes in return-to-work and ergonomic services, among other offerings and contributed those assets to Briotix Health. On October 31, 2023, we made an acquisition and purchased 100% of an additional IIP business and contributed its assets to Briotix Health. As part of the October 2023 Acquisition, we also acquired a 55% interest in an ergonomics software business. In April 2024, the Company acquired 100% of an IIP business and contributed its assets to Briotix Health. Subsequent to the abovementioned acquisitions and the purchases and sales of the redeemable non-controlling interests of the limited partners, our ownership in Briotix Health is approximately 92%.

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

Corporate Practice of Medicine; Fee-Splitting

We also contract with physician-owned professional corporations and physical therapists owned professional corporations to deliver our services to them on behalf of their patients. We may also enter into management and/or administrative services agreements with these physician-owned and/or therapist-owned professional corporations pursuant to which we may provide them with staffing, billing, scheduling and a wide range of other services, and they pay us for those services out of the fees they collect from patients and third-party payors. These contractual relationships will be subject to various state laws, including those of New York, that prohibit fee-splitting or the practice of medicine by lay entities or persons and are intended to prevent unlicensed persons from interfering with or influencing the licensed physician’s or physical therapist’s professional judgment. In addition, various state laws also generally prohibit the sharing of professional services income with nonprofessional or business interests. Activities other than those directly related to the delivery of healthcare may be considered an element of the practice of medicine in many states.

State corporate practice of medicine and fee-splitting laws also vary from state to state and are not always consistent among states. In addition, these requirements are subject to broad powers of interpretation and enforcement by state regulators. Some of these requirements may apply to us even if we do not have a physical presence in the state, based solely on our engagement of a provider licensed in the state or the provision of telehealth to a resident of the state. Failure to comply could lead to adverse judicial or administrative action against us and/or our providers, civil or criminal penalties, receipt of cease-and-desist orders from state regulators, loss of provider licenses, the need to make changes to the terms of engagement of our providers that interfere with our business and other materially adverse consequences. While we believe our arrangements with physician-owned and physical therapist-owned professional corporations are not in conflict with applicable state corporate practice of medicine restrictions, a state or a court could in the future determine that our arrangements implicate the restrictions on the corporate practice of medicine.

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

Other Regulatory Factors

Political, economic and regulatory influences are fundamentally changing the healthcare industry in the United States. Congress, state legislatures and the private sector continue to review and assess alternative healthcare delivery and payment systems. Potential alternative approaches could include mandated basic healthcare benefits, controls on healthcare spending through limitations on the growth of private health insurance premiums and Medicare and Medicaid spending, the creation of large insurance purchasing groups, and price controls. Legislative debate is expected to continue in the future and market forces are expected to demand only modest increases or reduced costs. For instance, managed care entities are demanding lower reimbursement rates from healthcare providers and, in some cases, are requiring or encouraging providers to accept payments that may not allow providers to cover their full costs or realize traditional levels of profitability. We cannot reasonably predict what impact the adoption of federal or state healthcare reform measures or future private sector reform may have on our business.

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

As a result of our participation in the Medicare and Medicaid programs, we are subject to various governmental inspections, reviews, audits and investigations to verify our compliance with these programs and applicable laws and regulations. Federal, state and private payors regularly conduct audits of billing and coding practices at our clinics. An adverse inspection, review, audit or investigation could result in refunding the amounts we have been paid; fines penalties and/or revocation of billing privileges for the affected clinics; the imposition of a corporate integrity agreement; exclusion from participation in the Medicare or Medicaid programs or one or more managed care payor networks; or damage to our reputation.

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

EMPLOYEES

As of December 31, 2024, we employed approximately 7,028 people nationwide, of which approximately 4,034 were full-time employees. In addition, therapist-owned outpatient physical therapy practices for which we provide management and/or administrative services employ another 755 employees of which 382 are full-time employees. It is crucial that we continue to attract and retain top talent. To attract and retain talented employees, we strive to make our corporate office and all our practices and businesses a diverse and healthy workplace, with opportunities for our employees to receive continuing education, skill development, encouragement to grow and develop their career, all supported by competitive compensation, incentives, and benefits. Our clinical professionals are all licensed and a vast majority have advanced degrees. Our operational leadership teams have long-standing relationships with local and regional universities, professional affiliations, and other applicable sources that provide our practices with a talent pipeline.

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

The Medicare program reimburses outpatient rehabilitation providers based on the Medicare Physician Fee Schedule (“MPFS”). For services provided in 2025, we expect our reimbursement rates under the MPFS to be approximately 2.9% less than the applicable reimbursement rates during 2024.

Statutes, regulations, and payment rules governing the delivery of therapy services to Medicare beneficiaries are complex and subject to interpretation. The Company believes that the Company is in compliance, in all material respects, with all applicable laws and regulations and are not aware of any pending or threatened investigations involving allegations of potential wrongdoing that would have a material effect on the Company’s financial statements as of December 31, 2024. Compliance with such laws and regulations can be subject to future government review and interpretation, as well as significant regulatory action including fines, penalties, and exclusion from the Medicare program. For the year ended December 31, 2024, and 2023, respectively, net patient revenues from Medicare were approximately $183.4 million and $170.7 million, respectively.

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

Substantially all of our revenues are derived from private and governmental third-party payors. In 2024, approximately 64.0% of our revenues were derived collectively from managed care plans, commercial health insurers, workers’ compensation payors, and other private pay revenue sources while approximately 36.0% of our revenues were derived from Medicare and Medicaid. Initiatives undertaken by industry and government to contain healthcare costs affect the profitability of our clinics. These payors attempt to control healthcare costs by contracting with healthcare providers to obtain services on a discounted basis. We believe that this trend will continue and may limit reimbursement for healthcare services. If insurers or managed care companies from whom we receive substantial payments were to reduce the amounts they pay for services, our profit margins may decline, or we may lose patients if we choose not to renew our contracts with these insurers at lower rates. In addition, in certain geographical areas, our clinics must be approved as providers by key health maintenance organizations and preferred provider plans. Failure to obtain or maintain these approvals would adversely affect our financial results.

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

We may be required to comply with put rights in certain of our acquisition agreements, related to a potential future purchase of significant equity interests in our existing subsidiaries or a separate company.

Certain of our acquisition agreements include put rights for the potential future purchase of significant equity interests in our subsidiaries or in a separate company, in each case at a purchase price which is derived based on a specified multiple of the applicable historical earnings. The exercise of these put rights is outside of our control.  In the event that one or more of these put rights is triggered, we are required to purchase the aforementioned equity interest at a calculated purchase price. The resulting purchase price may be greater than the fair value of such equity interests at the time, and we may or may not have the capital necessary to satisfy such contractual purchase obligation, in which case we could be in breach.

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

Our outstanding loans bear interest at variable rates. In response to the variable rates, we entered into an interest rate swap agreement.  We are exposed to certain market risks during the ordinary course of business due to adverse changes in interest rates. The exposure to interest rate risk primarily results from our variable-rate borrowing. Fluctuations in interest rates can be volatile and the Company’s risk management activities do not eliminate these risks.  In May 2022, we entered into an interest rate swap agreement to manage these risks.  While intended to reduce the effects of fluctuations in these prices and rates, these transactions may limit our potential gains or expose us to losses. If our counterparties to such transactions or sponsors fail to honor their obligations due to financial distress, we would be exposed to potential losses or the inability to recover anticipated gains from these transactions.

In conducting our business, we are required to comply with applicable laws regarding fee-splitting and the corporate practice of medicine.

Some states prohibit the “corporate practice of therapy” that restricts business corporations from providing physical therapy services through the direct employment of therapist physicians or from exercising control over medical decisions by therapists. The laws relating to corporate practice vary from state to state. Typically, however, professional corporations owned and controlled by licensed professionals are exempt from corporate practice restrictions and may employ therapists to furnish professional services. Those professional corporations may be supported by business corporations, such as the Company, that provide management and/or administrative services, subject to certain limitations .

Some states also prohibit entities from engaging in certain financial arrangements, such as fee-splitting, with physicians or therapists. The laws relating to fee-splitting also vary from state to state. Generally, these laws restrict business arrangements that involve a physician or therapist sharing medical fees with a referral source, but in some states, these laws have been interpreted to extend to management agreements between physicians or therapists and business entities under some circumstances.

We believe that our current and planned activities do not constitute fee-splitting or the unlawful corporate practice of medicine as contemplated by these state laws. However, there can be no assurance that future interpretations of such laws will not require structural and organizational modification of our existing relationships with the practices. If a court or regulatory body determines that we have violated these laws or if new laws are introduced that would render our arrangements illegal, we could be subject to fines or  penalties, our contracts could be found legally invalid and unenforceable (in whole or in part), or we could be required to restructure our contractual arrangements with physicians, hospitals and/or physical therapist-owned providers.

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

Our contractual arrangements may not be as effective in providing control over our variable interest entities as direct ownership.

Through contractual arrangements, we control the management and non-clinical operating activities but have less than majority ownership interests in certain variable interest entities. If our variable interest entities or their equity holders fail to perform their respective obligations under the contractual arrangements, we may incur substantial costs and expend additional resources to enforce such arrangements. Accordingly, these contractual arrangements may not be as effective as majority ownership in providing us with control over our variable interest entities.

The variable interest entity equity holders may have conflicts of interest with us and they may not act in our best interests or may not perform their obligations under these contracts. For example, our variable interest entities and their respective equity holders could breach their contractual arrangements with us by, among other things, failing to conduct their operations or taking other actions that are detrimental to our interests. If any equity holder is uncooperative and any dispute relating to these contracts remains unresolved, we will have to enforce our rights under the contractual arrangements and through arbitration, litigation, and other legal proceeding, which may be costly and time-consuming and may be limited by legal principles preventing the enforcement of a contract if it is determined to involve a violation of law or public policy. If we are unable to enforce the contractual arrangements, we may not be able to exert effective control over the variable interest entities, and our ability to conduct our business, as well as our financial condition and results of operations, may be materially and adversely affected.

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

Our operations are subject to extensive regulation.

The healthcare industry is subject to extensive federal, state and local laws and regulations relating to:

•	facility and professional licensure/permits, including certificates of need;
•	conduct of operations, including financial relationships among healthcare providers, Medicare fraud and abuse, and physician self-referral.
•	addition of facilities and services; and
•	coding, billing and payment for services.

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

Furthermore, our information technology systems, and those of our third-party vendors, are maintained with safeguards protecting against cyber-attacks. A cyber-attack that bypasses our information technology security systems, or those of our third-party vendors, could result in a material adverse effect on our business, financial condition, results of operations, or cash flows. In addition, our future results could be adversely affected due to the theft, destruction, loss, misappropriation, or release of protected health information, other confidential data or proprietary business information, operational or business delays resulting from the disruption of information technology systems and subsequent mitigation activities, or regulatory action taken as a result of such incident. We provide our employees with training and regular reminders on important measures they can take to prevent breaches. We routinely identify attempts to gain unauthorized access to our systems. However, given the rapidly evolving nature and proliferation of cyber threats, there can be no assurance our training and network security measures or other controls will detect, prevent, or remediate security or data breaches in a timely manner or otherwise prevent unauthorized access to, damage to, or interruption of our systems and operations. Accordingly, we may be vulnerable to losses associated with the improper functioning, security breach, or unavailability of our information systems as well as any systems used in acquired operations.

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

On December 31, 2024, we had reserved approximately 424,722 shares for future equity grants. We may issue additional restricted securities or register additional shares of common stock under the Securities Act of 1933, as amended (the “Securities Act”), in the future. The issuance of a significant number of shares of common stock upon the exercise of stock options or the availability for sale, or sale, of a substantial number of the shares of common stock eligible for future sale under effective registration statements, under Rule 144 or otherwise, could adversely affect the market price of the common stock.

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

Monitor Cybersecurity Incidents

The CISO is continually informed about the latest developments in cybersecurity, including potential threats and innovative risk management techniques. This ongoing knowledge acquisition is crucial for effective prevention, detection, mitigation, and remediation of cybersecurity incidents. The CISO implements and oversees processes for the regular monitoring of our information systems. This includes the deployment of a variety of security measures and system audits to identify potential vulnerabilities. In the event of a cybersecurity incident, the CISO is equipped with a well-defined incident response plan. This plan includes immediate actions to mitigate the impact and long-term strategies for remediation and prevention of future incidents.

Reporting to Board of Directors

The CISO, in his capacity, regularly informs our Chief Financial Officer, President, and Chief Executive Officer of all aspects related to cybersecurity risks and incidents. This ensures that the highest levels of management are kept abreast of the cybersecurity posture and potential risks facing the Company. Furthermore, significant cybersecurity matters, and strategic risk management decisions are escalated to the Compliance Committee and the full Board of Directors, ensuring that they have comprehensive oversight and can provide guidance on critical cybersecurity issues.

ITEM 2.	PROPERTIES

We lease the properties used for our clinics under non-cancellable operating leases, commonly with terms ranging from five to ten years (a range of one year to 15.0 years), with the exception of the property for one clinic which we own. We intend to lease the premises for any new clinic location except in rare instances where leasing is not a cost-effective alternative. Our typical clinic occupies 1,000 to 7,000 square feet of leased space in an office building or shopping center. There are 20 clinics occupying space in the range of over 7,000 square feet to 16,500 square feet.

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

Our common stock has traded on the New York Stock Exchange (“NYSE”) since August 14, 2012, under the symbol “USPH”. As of March 3, 2025, there were 85 holders of record of our outstanding common stock.

DIVIDENDS

Our Board of Directors declared the following dividends during the year ended December 31, 2024:

Declaration Date	Record Date	Payment Date	Dividend Per Share	Aggregate Amount (In thousands)
2/27/2024	3/12/2024	4/5/2024	$0.44	$6,630
5/7/2024	5/23/2024	6/14/2024	$0.44	6,634
8/12/2024	8/23/2024	9/13/2024	$0.44	6,634
11/4/2024	11/15/2024	12/6/2024	$0.44	6,642

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

FIVE YEAR PERFORMANCE GRAPH

The following performance graph compares the cumulative total stockholder return of our common stock to The NYSE Composite Index and the NYSE Health Care Index for the period from December 31, 2019 through December 31, 2024. The graph assumes that $100 was invested in our common stock and the common stock of each of the companies listed on The NYSE Composite Index and The NYSE Health Care Index on December 31, 2019 and that any dividends were reinvested.

Comparison of Five Years Cumulative Total Return for the Year Ended December 31, 2024

	12/19	12/20	12/21	12/22	12/23	12/24
U. S. Physical Therapy, Inc.	100	105	84	71	81	78
NYSE Healthcare Index	100	111	135	130	134	135

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

This section of this Annual Report on Form 10-K generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Discussions of 2022 items and year-to-year comparisons between 2023 and 2022 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission on February 29, 2024.

EXECUTIVE SUMMARY

U.S. Physical Therapy, Inc. and our subsidiaries (collectively, “we”, “us”, “our” or the “Company”), operate our business through two reportable business segments. Our reportable segments consist of the physical therapy operations segment and the industrial injury prevention services (“IIP”) segment. Through our subsidiaries, we operate and/or manage outpatient physical therapy clinics that provide pre-and post-operative care for a variety of orthopedic-related disorders and sports-related injuries, treatment for neurological-related injuries and rehabilitation of injured workers. We also have a majority interest in businesses which are leading providers of industrial injury prevention services. Services provided in this business include onsite injury prevention and rehabilitation, performance optimization, post-offer employment testing, functional capacity evaluations and ergonomic assessments. The majority of the IIP services are contracted with and paid for directly by employers, including a number of Fortune 500 companies. Other clients include large insurers and their contractors. These services are performed through Industrial Sports Medicine Professionals, consisting primarily of specialized certified athletic trainers.

During the last three years, we completed the following acquisitions of outpatient physical therapy practices, companies that manage and/or provide administrative services to outpatient physical therapy practices, and IIP businesses detailed below:

Acquisition	Date	% Interest Acquired	Number of Clinics
November 2024 Acquisition	November 30, 2024	75%	8
October 2024 Acquisition	October 31, 2024	50%	50
August 2024 Acquisition	August 31, 2024	70%	8
April 2024 Acquisition	April 30, 2024	**	*
March 2024 Acquisition	March 29, 2024	50%	9
October 2023 Acquisition	October 31, 2023	***	*
September 2023 Acquisition 1	September 29, 2023	70%	4
September 2023 Acquisition 2	September 29, 2023	70%	1
July 2023 Acquisition	July 31, 2023	70%	7
May 2023 Acquisition	May 31, 2023	45%	4
February 2023 Acquisition	February 28, 2023	80%	1
November 2022 Acquisition	November 30, 2022	80%	13
October 2022 Acquisition	October 31, 2022	60%	14
September 2022 Acquisition	September 30, 2022	80%	2
August 2022 Acquisition	August 31, 2022	70%	6
March 2022 Acquisition	March 31, 2022	70%	6

*	IIP business
**	On April 30, 2024, one of our primary IIP businesses, Briotix Health Limited Partnership, acquired 100% of an IIP business.
***	On October 31, 2023, we concurrently acquired 100% of an IIP business and a 55% equity interest in an ergonomics software business (“October 2023 Acquisition”).

The following table provides a roll forward of our clinic count for the periods presented.

Clinic Count Roll Forward (1)
	For the Year Ended
	December 31, 2024	December 31, 2023
Number of clinics owned or managed, beginning of period	671	640
Additions (2)	103	46
Closed or sold	(45)	(15)
Number of clinics owned or managed, end of period	729	671

(1) The Company also manages clinics owned by third parties through management contracts. In addition to the clinic count shown above, as of December 31, 2024, the Company managed 39 clinics bringing the total owned/managed clinics to 768. As of December 31, 2023, the Company managed 43 clinics bringing the total owned/managed clinics to 714.

(2) Includes clinics added through acquisitions.

Our strategy is to continue acquiring outpatient physical therapy practices, develop outpatient physical therapy clinics as satellites in existing partnerships, and continue acquiring companies that manage outpatient physical therapy clinics or provide or serve our IIP sector.

In May 2023, we completed a secondary offering of 1,916,667 shares of its common stock at an offering price of $90.00 per share.  Upon completion of the offering, we received net proceeds of approximately $163.6 million, after deducting an underwriting discount of $8.6 million and recognizing related fees and expenses of $0.2 million.  A portion of the net proceeds was used to repay the $35.0 million then outstanding under our credit agreement while the remainder was used primarily for additional acquisitions.

On February 3, 2025, we completed the sales process that began in 2024 for a business unit within the physical therapy operations segment. In connection with the sales process, the assets and liabilities of the clinics sold were revalued as of December 31, 2024, and an impairment of approximately $2.4 million was included in the accompanying Consolidated Statements of Net Income in Item 8. The sale closed at a price of $0.7 million.

On February 25, 2025, our Board of Directors raised our quarterly dividend rate from $0.44 per share to $0.45 per share and declared a quarterly dividend for the first quarter of 2025 at the higher rate.  The dividend will be payable on April 11, 2025, to shareholders of record on March 14, 2025.

On February 28, 2025, we acquired a 65% interest in a physical therapy practice with three clinic locations. The prior owners retained a 35% ownership interest.

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

For calendar years 2021, 2022 and 2023, Centers for Medicare and Medicaid Services (“CMS”) expected decreases in Medicare reimbursement were partially offset by one-time increases in payments as a result of other legislation passed by Congress, resulting in decreases of approximately 3.5%, 0.75% and 2.0% in each of these years, respectively.  For January 1 through March 8 of 2024, CMS’s final rule resulted in an approximate 3.5% decrease in Medicare payments for the therapy specialty. However, effective as of March 9, 2024, pursuant to the Consolidated Appropriations Act, 2024, Congress minimized the reduction in Medicare payments for therapy services for the balance of 2024, resulting in an approximate 1.8% reduction in Medicare payments for therapy services (rather than the 3.5% decrease). The MPFS proposed by CMS for 2025 will decrease Medicare reimbursement for therapy services by approximately 2.9% as compared to the reimbursement rates in effect for most of 2024.

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

RESULTS OF OPERATIONS

The defined terms with their respective description used in the following discussion are listed below:

Mature clinics are clinics opened or acquired prior to January 1, 2023, and are still operating as of the balance sheet date.

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

Clinics are outpatient physical therapy clinics that are either owned or managed by the Company or one of its subsidiaries.

2024 Year period covering the twelve months ended December 31, 2024.

2023 Year period covering the twelve months ended December 31, 2023.

Full Year 2024 versus Full Year 2023

	For the Year Ended				Variance
	December 31, 2024		December 31, 2023		$	%
	(In thousands, except percentages)

Net patient revenue	$560,553	83.5%	$514,556	85.1%	$45,997	8.9%
Other revenue	110,792	16.5%	90,246	14.9%	20,546	22.8%
Net revenue	671,345	100.0%	604,802	100.0%	66,543	11.0%

Operating Cost:
Salaries and related costs	399,394	59.5%	353,390	58.4%	46,004	13.0%
Rent, supplies, contract labor and other	118,910	17.7%	108,596	18.0%	10,314	9.5%
Depreciation and amortization	17,853	2.7%	14,960	2.5%	2,893	19.3%
Provision for credit losses	6,912	1.0%	6,172	1.0%	740	12.0%
Clinic closure costs - lease and other	4,355	0.6%	175	0.0%	4,180	*
Total operating cost	547,424	81.5%	483,293	79.9%	64,131	13.3%

Gross Profit	123,921	18.5%	121,509	20.1%	2,412	2.0%

Corporate office costs	58,290	8.7%	51,953	8.6%	6,337	12.2%
Impairment of goodwill and other intangible assets	-	0.0%	17,495	2.9%	(17,495)	*
Impairment of assets held for sale	2,418	0.4%	-	*	2,418	*

Operating Income	63,213	9.4%	52,061	8.6%	11,152	21.4%

Other (expense) income:
Interest expense, debt and other	(8,015)	-1.2%	(9,303)	-1.5%	1,288	-13.8%
Interest income from investments	3,941	0.6%	3,774	0.6%	167	4.4%
Change in fair value of contingent earn-out consideration	(219)	0.0%	(1,550)	-0.3%	1,331	-86%
Change in revaluation of put-right liability	(82)	0.0%	2,582	0.4%	(2,664)	-103.2%
Equity in earnings of unconsolidated affiliate	1,014	0.2%	955	0.2%	59	6.2%
Relief Funds	-	0.0%	467	0.1%	(467)	*
Other	357	0.1%	390	0.1%	(33)	-8.5%
Total other expense	(3,004)	-0.4%	(2,685)	-0.4%	(319)	11.9%

Income before taxes	60,209	9.0%	49,376	8.2%	10,833	21.9%

Provision for income taxes	14,609	2.2%	12,156	2.0%	2,453	20.2%
Net income	45,600	6.8%	37,220	6.2%	8,380	22.5%

Less: Net income attributable to non-controlling interest:
Redeemable non-controlling interest - temporary equity	(10,044)	-1.5%	(4,426)	-0.7%	(5,618)	126.9%
Non-controlling interest - permanent equity	(4,132)	-0.6%	(4,555)	-0.8%	423	-9.3%
	(14,176)	-2.1%	(8,981)	-1.5%	(5,195)	57.8%

Net income attributable to USPH shareholders	$31,424	4.7%	$28,239	4.7%	$3,185	11.3%

*	Not meaningful

Total net revenue 2024 Year increased $66.5 million, or 11.0%, to $671.3 million from $604.8 million for the 2023 Year while operating costs increased $64.1 million, or 13.3%, to $547.4 million from $483.3 million over the same periods, respectively. These increases were primarily due to the increase in visits from the 58 net new clinic additions during 2024 Year.

Gross profit, which included $4.4 million of costs associated with the 45 clinic closures, was $123.9 million, or 18.5% of net revenue, during the 2024 Year compared to $121.5 million, or 20.1% of net revenue, for the 2023 Year. Excluding the clinic closure costs, Adjusted gross profit (1),  for the 2024 Year was $128.3 million, or 19.1% of net revenue, compared to $121.7 million, or 20.1% of net revenue, for the 2023 Year.

USPH Net Income was $31.4 million for the 2024 Year compared to $28.2 million for the 2023 Year.  For the 2024 Year, USPH Net Income included a charge of $4.4 million (prior to allocation of the related minority interest and income taxes) related to the closure of 45 underperforming clinics, a non-cash charge of $2.4 million (prior to allocation of income taxes) related to the impairment of assets held for sale and a $1.0 million true-up of income tax expense.  For the 2023 Year, USPH Net Income included a charge of $17.5 million (prior to the allocation of minority interest and income taxes) related to the impairment of goodwill and other intangible assets.

In accordance with GAAP, the revaluation of noncontrolling interest, net of taxes, is not included in net income but is charged directly to retained earnings; however, this change is included in the computation of earnings per share.  Earnings per share, was $1.84 for the 2024 Year compared to $1.28 in the 2023 Year.

(1)	These are non-GAAP Measures. See below for the definition and reconciliation of non-GAAP measures to the most directly comparable GAAP measure.

The table below shows the calculation of earnings per share for the periods presented.

	For the Year Ended
	December 31, 2024	December 31, 2023
	(In thousands, except per share data)
Computation of earnings per share - USPH shareholders:
Net income attributable to USPH shareholders	$31,424	$28,239
Charges to retained earnings:
Revaluation of redeemable non-controlling interest	(4,964)	(13,565)
Tax effect at statutory rate (federal and state)	1,268	3,466
	$27,728	$18,140

Earnings per share (basic and diluted)	$1.84	$1.28

Shares used in computation:
Basic and diluted earnings per share - weighted-average shares	15,064	14,188

Non-GAAP Measures

The following tables provide details of the basic and diluted earnings per share computation and reconcile net income attributable to USPH shareholders calculated in accordance with GAAP to Adjusted EBITDA, Operating Results and other non-GAAP measures. Management believes providing Adjusted EBITDA, Operating Results, and other non-GAAP measures to investors is useful information for comparing the Company’s period-to-period results as well as for comparing with other similar businesses since most do not have redeemable instruments and therefore have different equity structures. Additionally, management believes that these non-GAAP measures provide useful supplemental information to investors, analysts, and other stakeholders in assessing the Company’s operational performance and financial trends. Management uses Adjusted EBITDA, Operating Results and other non-GAAP measures, which eliminate certain items described above that can be subject to volatility and unusual costs, as the principal measures to evaluate and monitor financial performance period over period.

Adjusted EBITDA, a non-GAAP measure, is defined as net income attributable to our shareholders before interest income, interest expense, taxes, depreciation, amortization, change in fair value of contingent earn-out consideration, payments received from the federal government under the Corona virus Aid, Relief and Economic Security Act (“Relief Funds”), non-cash impairment charges, changes in revaluation of put-right liability, equity-based awards compensation expense, clinic closure costs, business acquisition related costs and other income and related portions for non-controlling interests.

Operating Results, a non-GAAP measure, equals net income attributable to our shareholders less, changes in revaluation of a put-right liability, Relief Funds, non-cash impairment charges, clinic closure costs, changes in fair value of contingent earn-out consideration, business acquisition related costs and any allocations to non-controlling interests, all net of taxes. Operating Results per share also excludes the impact of the revaluation of redeemable non-controlling interest and the associated tax impact.

Adjusted EBITDA, Operating Results and other non-GAAP measures presented are not measures of financial performance under GAAP. Adjusted EBITDA, Operating Results and other non-GAAP measures should not be considered in isolation or as an alternative to, or substitute for, net income attributable to our shareholders presented in the consolidated financial statements.

The tables below define and reconcile non-GAAP Adjusted EBITDA and non-GAAP Operating Results to the most directly comparable GAAP measure.

	For the Year Ended
	December 31, 2024	December 31, 2023
	(In thousands, except per share data)
Adjusted EBITDA (a non-GAAP measure)
Net income attributable to USPH shareholders	$31,424	$28,239
Adjustments:
Provision for income taxes	14,609	12,156
Depreciation and amortization	18,681	15,695
Interest expense, debt and other, net	8,015	9,303
Interest income from investments	(3,941)	(3,774)
Impairment of goodwill and other intangible assets	-	17,495
Impairment of assets held for sale	2,418	-
Equity-based awards compensation expense	7,823	7,236
Change in revaluation of put-right liability	82	(2,582)
Change in fair value of contingent earn-out consideration	219	1,550
Clinic closure costs (1)	4,355	175
Business acquisition related costs (2)	819	-
Relief Funds	-	(467)
Other income	(357)	(390)
Allocation to non-controlling interests	(2,379)	(6,724)
	$81,768	$77,912

Operating Results (a non-GAAP measure)
Net income attributable to USPH shareholders	$31,424	$28,239
Adjustments:
Impairment of goodwill and other intangible assets	-	17,495
Impairment of assets held for sale	2,418	-
Change in fair value of contingent earn-out consideration	219	1,550
Change in revaluation of put-right liability	82	(2,582)
Clinic closure costs (1)	4,355	175
Business acquisition related costs (2)	819	-
Relief Funds	-	(467)
Allocation to non-controlling interest	(521)	(5,196)
Tax effect at statutory rate (federal and state)	(1,884)	(2,804)
	$36,912	$36,410

Operating Results per share (a non-GAAP measure)	$2.45	$2.57

(1) Costs associated with the closure of 45 clinics during the 2024 Year.  Closure costs in the 2023 Year were not material.
(2) Primarily consists of legal and consulting expenses related to the acquisition of 50% equity interest in a management services organization that provides management and administrative services to 50 physical therapy clinics.

Adjusted EBITDA (1), a non-GAAP measure, was $81.8 million for the 2024 Year, an increase of $3.9 million, from $77.9 million for the 2023 Year.

Operating Results (1), a non-GAAP measure, was $36.9 million for 2024 Year, an increase of $0.5 million, from $36.4 million in the 2023 Year. On a per share basis, Operating Results were $2.45 in the 2024 Year compared to $2.57 in the 2023 Year due to the increase in the number of shares outstanding associated with the Company’s secondary offering completed in May 2023. In addition, the 2024 Year includes a $1.0 million true-up of income tax expense recorded during the three months ended December 31, 2024.

The tables below reconcile other non-GAAP measures to the most directly comparable GAAP measures.

	For the Year Ended
	December 31, 2024				December 31, 2023
	As Reported (GAAP)	Closure Costs (1)	Non-Cash Impairment (2)	As Adjusted (Non-GAAP)	As Reported (GAAP)	Closure Costs (1)	Non-Cash Impairment (2)	As Adjusted (Non-GAAP)
	(in thousands, except per share data, and percentages)
Operating costs	$547,424	$(4,355)	$-	$543,069	$483,293	$(175)	$-	$483,118
Gross profit	123,921	4,355	-	128,276	121,509	175	-	121,684
Gross margin	18.5%	*	*	19.1%	20.1%	*	*	20.1%
Operating income	63,213	4,355	2,418	69,986	52,061	175	17,495	69,731
Provision for taxes	14,609	(1,113)	(618)	12,878	12,156	(45)	(3,129)	8,982
Minority interest	(14,176)	492	-	(13,684)	(8,981)	20	(5,249)	(14,210)
USPH Net Income	31,424	3,734	1,800	36,958	28,239	150	9,117	37,506
Earnings per share	$1.84	0.25	0.12	$2.21	$1.28	0.01	$0.64	$1.93

Segment information - Physical Therapy Operations
Operating costs	$470,485	$(4,355)	$-	$466,130	$421,484	$(175)	$-	$421,309
Gross profit	103,948	4,355	-	108,303	105,064	175	-	105,239
Gross margin	18.1%	*	*	18.9%	20.0%	*	*	20.0%

(1)	Costs associated with the closure of 45 clinics during the 2024 Year. Closure costs for the comparable prior year periods were not material. We believe that presenting this information will allow investors to evaluate the performance of the Company's business more objectively.

(2)	A non-cash impairment charge of $2.4 million was recognized during the three months ended December 31, 2024, related to the impairment of assets held for sale, while $17.5 million of a non-cash impairment charge was recognized during the three months ended December 31, 2023, related to a reporting unit in the Company’s IIP segment.

*	Not meaningful

Physical Therapy Operations

	For the Year Ended		Variance
	December 31, 2024	December 31, 2023	$	%
	(In thousands, except percentages)
Revenue related to:
Mature Clinics (1)	$501,304	$489,233	$12,071	2.5%
Clinic additions (2)	52,943	12,406	40,537	326.8%
Clinics sold or closed (3)	6,306	12,917	(6,611)	(51.2)%
Net Patient Revenue	560,553	514,556	45,997	8.9%
Other (4)	13,880	11,992	1,888	15.7%
Total	574,433	526,548	47,885	9.1%
Operating costs (4)	470,485	421,484	49,001	11.6%
Gross profit	$103,948	$105,064	$(1,116)	(1.1)%

Financial and operating metrics (not in thousands):
Net rate per patient visit (1)	$104.71	$102.80	$1.91	1.9%
Patient visits (1)	5,353,189	5,005,426	347,763	6.9%
Average daily visits per clinic (1)	30.4	30.0	0.4	1.3%
Gross margin	18.1%	20.0%
Gross margin excluding closure costs, non-GAAP (6)	18.9%	20.0%
Salaries and related costs per visit, clinics (5)	$61.66	$59.19	$2.47	4.2%
Operating costs per visit, clinics (5)	$86.43	$82.79	$3.64	4.4%
Operating costs per visit, clinics, excluding closure costs, non-GAAP (6)	$85.61	$82.75	$2.86	3.5%
Number of clinics at the end of the period	729	671	58.0	8.6%

(1)	See defined terms above for definitions.
(2)	Clinic additions during the years ended 2024 and 2023.
(3)	Revenue from closed clinics includes revenue from the 45 and 15 clinics closed during the full year December 31, 2024 and 2023, respectively.
(4)	Includes revenues and costs from management contracts.
(5)	Per visit costs excludes management contract costs.
(6)	Excludes closure costs during the twelve months ended; refer to reconciliation of non-GAAP measured to most comparable GAAP measures for more information.

Revenues

Revenues from physical therapy operations increased $47.9 million, or 9.1%, to $574.4 million in the 2024 Year compared to $526.5 million in the 2023 Year. This increase was primarily due to the increase in volume from the 58 net clinics added since the comparable prior year period, a 1.5% increase in volume at mature clinics and an increase in net rate per patient visit to $104.71 for the 2024 Year from $102.80 for the 2023 Year. The increase in net rate per patient visit was mainly driven by higher reimbursement rates from commercial and other payors as a result of contract negotiations as well as an increase in workers compensation as a percent of our total net patient revenues.

Other revenue was $13.9 million for the 2024 Year and $12.0 million for the 2023 Year, of which management contracts was $9.8 million for the 2024 Year as compared to $8.6 million for the 2023 Year.

Operating costs

Operating costs increased by $49.0 million or 11.6% to $470.4 million for the 2024 Year from $421.4 million in the 2023 Year. The increase was primarily due to the higher volume from the new clinics added since the comparable year period as well as increased patient visits in Mature Clinics. On a per visit basis (excluding management contracts), operating costs increased to $86.43 for the 2024 Year compared to $82.79 for the 2023 Year.

Salaries and related costs, clinics (excluding management contracts) increased to $330.1 million in the 2024 Year from $296.3 million in the 2023 Year, an increase of $33.8 million, or 11.4% mostly due to the new clinics added year over year as well as increased volume from Mature Clinics. Salaries and related costs per visit (excluding management contracts), related to clinics increased to $61.66 for the 2024 Year from 59.19 for the 2023 Year.

Rent, supplies, contract labor and other costs, related to clinics (excluding management contracts) increased to $104.6 million in the 2024 Year from $97.2 million in the 2023 Year, an increase of $7.4 million, or 7.6% mostly due to clinic additions.  Rent, supplies, contract labor and other per visit (excluding management contracts), related to clinics increased slightly to $19.53 for the 2024 Year from 19.43 for the 2023 Year.

Depreciation and amortization increased to $16.7 million in 2024 Year from $14.5 million in the 2023 Year, an increase of $2.2 million, or 15.1% primarily due to additional clinics in the 2024 Year compared to the 2023 Year.

Clinic closure costs increased to $4.4 million in the 2024 Year from $0.2 million in the 2023 Year, due to the closure of 45 underperforming clinics in the 2024 Year.

The provision for credit losses was $6.9 million for the 2024 Year and $6.2 million for the 2023 Year. As a percentage of net revenues, the provision for credit losses were 1.0% for both 2024 and 2023.

Gross Profit

Gross profit from physical therapy operations, which included $4.4 million of costs associated with the 45 clinic closures, was $103.9 million, or 18.1% of net revenue, for the 2024 Year compared to $105.1 million, or 20.0% of net revenue, for the 2023 Year. Excluding the clinic closure costs, adjusted physical therapy gross profit(1) was $108.3 million, or 18.9% of net revenue, in the 2024 Year compared to $105.2 million, or 20.0% of net revenue, in the 2023 Year.

Industrial Injury Prevention Services

	For the Year Ended		Variance
	December 31, 2024	December 31, 2023	$	%
	(In thousands, except percentages)
Net revenue	$96,912	$78,254	$18,658	23.8%
Operating costs	76,939	61,809	15,130	24.5%
Gross profit	$19,973	$16,445	$3,528	21.5%

Gross margin	20.6%	21.0%

Revenues from IIP increased $18.7 million, or 23.8%, to $96.9 million for the 2024 Year from $78.3 million for the 2023 Year. Gross profit from IIP operations increased $3.5 million, or 21.5%, to $20.0 million for the 2024 Year from $16.4 million for the 2023 Year while the gross profit margin from IIP operations was 20.6% for the 2024 Year compared to 21.0% for the 2023 Year.

Corporate Office Costs

Corporate office costs were $58.3 million, or 8.7% of net revenue, in the 2024 Year, compared to $52.0 million, or 8.6% of net revenue, in the 2023 Year. The increase in corporate office costs was primarily due to higher salaries and related costs to support the larger number of clinics.

Impairment of Goodwill and Other Intangible Assets, and Assets Held for Sale

A non-cash impairment charge of $2.4 million was recognized during the 2024 Year related to the impairment of assets held for sale while a non-cash impairment charge of $17.5 million was recognized during the 2023 Year related to the reporting unit in the Company’s IIP segment.

Operating Income

Operating income was $63.2 million for the 2024 Year compared to $52.1 million for the 2023 Year. Excluding the clinic closure costs and non-cash impairment charges, adjusted operating income (1) was $70.0 million during the 2024 Year compared to $69.7 million during the 2023 Year.

Other (Expenses) Income

Interest Expense, Debt and Other

Interest expense, debt and other was $8.0 million compared to $9.3 million in the 2023 Year, with the decrease primarily due to lower outstanding borrowings with proceeds from the Company’s secondary offering completed in May 2023. The interest rate on the Company’s term loan was 4.7% for the 2024 Year and 4.9% for the 2023 Year, with an all-in effective interest rate on the credit facility including all associated costs, of 5.5% and 5.3% over the same periods, respectively.

Interest income from investment

Interest income from investment amounted to $3.9 million for the 2024 Year and $3.8 million for 2023 Year. This interest income is a result of investing excess cash associated with proceeds from our secondary offering completed in May 2023.

Change in fair value of contingent earn-out consideration and put-right liabilities

We revalued contingent earn-out consideration related to certain acquisitions resulting in an expense of $0.2 million for the 2024 Year compared to $1.6 million for the 2023 Year.

For the 2024 Year, we recorded a loss of $0.1 million on the valuation of the put-right liability compared to a $2.6 million gain for the 2023 Year. The put-right relates to the potential future purchase of a company that provides physical therapy and rehabilitation services to hospitals and other ancillary providers in a distinct market area.

Equity in earnings of unconsolidated affiliate

We recognized income of $1.0 million for both the 2024 Year and the 2023 Year from a joint venture which provides physical therapy services for patients at hospitals. Since we are deemed to not have a controlling interest in the joint venture, our investment is accounted for using the equity method of accounting.

Provision for Income Taxes

The provision for income tax was $14.6 million for the 2024 Year and $12.2 million for the 2023 Year while the effective tax rate was 31.7% and 30.1% over the same periods, respectively.  The 2024 Year includes a $1.0 million true-up of income tax expense. The following table shows the calculation of our effective tax rate for the periods presented.

	For the Year Ended
	December 31, 2024	December 31, 2023
	(In thousands, except percentages)
Income before taxes	$60,209	$49,376

Less: Net income attributable to non-controlling interest:
Redeemable non-controlling interest - temporary equity	(10,044)	(4,426)
Non-controlling interest - permanent equity	(4,132)	(4,555)
	$(14,176)	$(8,981)

Income before taxes less net income attributable to non-controlling interest	$46,033	$40,395

Provision for income taxes	$14,609	$12,156

Effective income tax rate	31.7%	30.1%

Net Income Attributable to Non-controlling Interest

Net income attributable to redeemable non-controlling interest (temporary equity) was $10.0 million for the 2024 Year and $4.4 million for the 2023 Year.  Net income attributable to non-controlling interest (permanent equity) was $4.1 million for the 2024 Year and $4.6 million for the 2023 Year.

Other Comprehensive Income

We entered into an interest rate swap agreement in May 2022, which became effective on June 30, 2022.  The maturity date of the swap agreement is June 30, 2027.  It has a $150 million notional value adjusted concurrently with scheduled principal payments made on the term loan.  Beginning in July 2022, we pay a fixed one-month Secured Overnight Financing Rate (“SOFR”) of interest of 2.815%. The total interest rate in any period also includes an applicable margin based on the Company’s consolidated leverage ratio. In the 2024 Year, our interest rate including the applicable margin was 4.7%.  Unrealized gains and losses related to the fair value of the interest rate swap are recorded to accumulated other comprehensive income (loss), net of tax.

The fair value of the interest rate swap was $3.8 million, and $3.7 million at December 31, 2024 and December 31, 2023 respectively, which has been included within other assets (current and long term) in the Consolidated Balance Sheet. The impact of the interest rate swap on the accompanying Consolidated Statements of Comprehensive Income was an unrealized gain of less than $0.1 million, net of tax, for the 2024 Year and an unrealized loss of $1.2 million, net of tax, for the 2023 Year.

(1)	These are Non-GAAP Measures. Please see above in the “Non-GAAP Measures” section for the definition and reconciliation of Non-GAAP measures to the most directly comparable GAAP measure.

LIQUIDITY AND CAPITAL RESOURCES

We believe that our business has sufficient cash to allow us to meet our short-term cash requirements. Total cash and cash equivalents were $41.4 million as of December 31, 2024, compared to $152.8 million as of December 31, 2023.

Additionally, we had $151.6 million of outstanding borrowings and $164.0 million in available credit under our credit facilities as of December 31, 2024, compared to $144.4 million of outstanding borrowings and $175.0 million in available credit under our credit facilities as of December 31, 2023.

On May 30, 2023, we completed a secondary offering of our common stock resulting in net proceeds of $163.6 million after deducting fees associated with the transaction. A portion of the net proceeds was used to repay the $35.0 million then outstanding under our Credit Agreement while the remainder was used primarily for acquisitions from May 2023 through December 2024. Prior to using the cash, our cash was invested in a high-yield savings account which generated interest income of approximately 3.9 million and $3.8 million in the Year 2024 and Year 2023, respectively.

We believe that our cash and cash equivalents and availability under our Credit Facilities are sufficient to fund the working capital needs of our operating subsidiaries through at least March 3, 2026.

As of December 31, 2024, we had $41.4 million of cash on hand, a significant portion of which is available for deployment into development and other growth initiatives.  We plan to continue developing new clinics and making additional acquisitions. We have, from time to time, purchased from or sold to non-controlling interests of limited partners in our existing partnerships. We may purchase or sell additional non-controlling interests in the future.  Generally, any acquisition or purchase of non-controlling interests is expected to be accomplished using our cash, financing, or a combination of the two.

We make reasonable and appropriate efforts to collect accounts receivable, including applicable deductible and co-payment amounts. Claims are submitted to payors daily, weekly or monthly in accordance with our policy or payor’s requirements. When possible, we submit our claims electronically. The collection process is time-consuming and typically involves the submission of claims to multiple payors whose payment of claims may be dependent upon the payment of another payor. Claims under litigation and vehicular incidents can take a year or longer to collect. Medicare and other payor claims relating to new clinics awaiting CMS approval initially may not be submitted for six months or more. When all reasonable internal collection efforts have been exhausted, accounts are written off prior to sending them to outside collection firms. With managed care, commercial health plans and self-pay payor type receivables, the write-off generally occurs after the balance has been outstanding for 120 days or longer.  As of December 31, 2024, we have accrued $6.4 million related to credit balances (including in accrued expenses), a portion of which is due to patients and payors.  The credit balances are expected to be resolved or paid in the next twelve months.

The average accounts receivable days outstanding was 31 days on December 31, 2024, and 29 days on December 31, 2023. Net patient receivables in the amounts of $6.1 million and $6.3 million were written off in 2024 and 2023, respectively.

Cash Flow

A summary of our operating, investing, and financing activities is discussed below.

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022

Net cash provided by operating activities	$74,940	$81,978	$58,537
Net cash used in financing activities	(149,450)	(45,015)	(81,269)
Net cash (used in) provided by financing activities	(36,953)	84,268	25,759

Operating Activities

Cash provided by operating activities decreased $7.0 million to $74.9 million for the year ended December 31, 2024, as compared to $82.0 million for the year ended December 31, 2023.

Investing Activities

Cash used in investing activities during the year ended December 31, 2024, totaled $149.5 million and consisted of $142.1 million used in the purchase of majority interests in businesses and non-controlling interest, temporary and permanent equity, and $9.2 million of fixed assets purchases.  These were partially offset by $1.0 million in distributions from an unconsolidated affiliate.

Financing Activities

Cash used in financing activities during the year ended December 31, 2024, totaled $37.0 million and primarily consisted of $26.5 million of dividends paid to our shareholders, $11.8 million of net payments under our revolving credit facility, and $14.7 million of distributions to non-controlling interests. These uses were partially offset by new borrowings of $19.0 million on our Senior Credit Facilities.

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

We also pay to the Administrative Agent, for the account of each lender under the Revolving Facility, a commitment fee equal to the actual daily excess of each lender’s commitment over its outstanding credit exposure under the Revolving Facility (“unused fee”). We may prepay and/or repay the revolving loans and the term loans, and/or terminate the revolving loan commitments, in whole or in part, at any time without premium or penalty, subject to certain conditions.

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

As of December 31, 2024, $140.6 million was outstanding on the Term Facility while $11.0 million was outstanding under the Revolving Facility, resulting in $164.0 million of credit availability. As of December 31, 2024, we were in compliance with all of the covenants contained in the Credit Agreement. The interest rate for the 2024 Year on our Senior Credit Facilities, net of savings from the interest rate swap described below, was 4.7%, with an all-in interest rate, including all associated costs, of 5.5%. Interest is payable at the end of the selected interest period but no less frequently than quarterly and on the date of maturity.

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

As of December 31, 2024, the fair value of the interest rate swap was $3.8 million, an increase of $0.1 million, net of any income tax effect, as compared to December 31, 2023. The fair value of the interest rate swap is included in other assets (current and long term) in our consolidated balance sheet while the increase in fair value is presented as unrealized loss in our consolidated statements of comprehensive income. The interest rate swap arrangement generated $3.4 million in interest savings for the 2024 Year. The average interest rate for the term facility, net of the savings from the swap in the 2024 Year was 4.7%.

Notes Payable and Deferred Payments Related to Acquisitions

We generally enter into various notes payable as a means of financing our acquisitions. Our present outstanding notes payable primarily relate to the acquisitions of a business or acquisitions of majority interests in such businesses. At December 31, 2024, our remaining outstanding balance on these notes aggregated $3.0 million, of which $2.0 million are payable in 2025, $0.9 million are payable in 2026, and $0.1 million are payable in 2027.  Notes are generally payable in equal annual installments of principal over two years plus any accrued and unpaid interest. Interest accrues at various interest rates ranging from 4.0% to 8.5% per annum.

On November 30, 2024, we acquired a 75% equity interest in an eight-clinic physical therapy practice. The owner of the practice retained 25% of the equity interests. The purchase price for the 75% equity interest was approximately $15.9 million, of which $15.7 million was paid in cash, and $0.2 million was in the form of a note payable. The note accrues interest at 5.0% per annum and the principal and interest is payable in one installment which is due on December 1, 2026.

 On October 31, 2024, we acquired a 50% interest in MSO Metro, LLC (“Metro”) pursuant to a Equity Interest Purchase Agreement (the “Purchase Agreement”) dated October 7, 2024 among U.S. Physical Therapy, Ltd. (a subsidiary of the Company), Metro, the members of Metro, and Michael G. Mayrsohn, as Sellers’ Representative.  We also became the managing member of Metro. We paid a purchase price of approximately $76.5 million, $75.0 million of which was funded by our cash on hand and the remaining $1.5 million through the issuance of 18,358 shares of the Company’s common stock based on a trailing five-day average as of the day immediately prior to closing. The shares of the Company’s common stock were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act. The Purchase Agreement also included an earnout where the sellers can earn up to another $20.0 million of additional consideration if certain performance criteria relating to the Metro business are achieved. The value of the contingent consideration at December 31, 2024 was $11.3 million.

On August 31, 2024, we acquired a 70% equity interest in an eight-clinic practice physical therapy and the original practice owners retained a 30% equity interest. The purchase price for the 70% equity interest was approximately $2.0 million. As part of the transaction, we agreed to additional contingent consideration if future operational and financial objectives are met. The maximum amount of additional contingent consideration due under this agreement is $3.6 million.  The contingent consideration was valued at $3.2 million on December 31, 2024.

On April 30, 2024, we acquired 100% of an IIP business through one of its primary IIP businesses, Briotix Health Limited Partnership, for a purchase price of approximately $24.0 million, of which $0.5 million was in the form of a note payable. The note accrues interest at 5.0% per annum and the principal and the interest are payable on May 1, 2025. As part of the transaction, we agreed to additional contingent consideration if future operational objectives are met by the business. The maximum amount of additional contingent consideration due under this agreement is $10.0 million. The contingent consideration was valued at $2.5 million as of December 31, 2024.

On March 29, 2024, we acquired a 50% equity interest in a nine-clinic physical therapy and hand therapy practice. The original owners of the practice retained the remaining 50%. The purchase price for the 50% equity interest was approximately $16.4 million, of which $0.5 million was in the form of a note payable. The note accrues interest at 4.5% per annum and the principal and the interest are payable on March 29, 2026. As part of the transaction, we agreed to additional contingent consideration if future operational and financial objectives are met. There is no maximum payout. The contingent consideration was valued at $0.2 million on December 31, 2024.

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

On May 31, 2023, we and a local partner together acquired a 75% interest in a four-clinic physical therapy practice. After the transaction, our ownership interest is 45%, our local partner’s ownership interest is 30%, and the practice’s pre-acquisition owners have a 25% ownership interest. The purchase price for the 75% equity interest was approximately $3.1 million, of which $1.7 million was paid in cash by us, $1.1 million was paid in cash by the local partner, and $0.3 million was in the form of a note payable (of which $0.2 million was to be paid by us and $0.1 million was to be paid by the local partner). The note was paid in full on July 1, 2024.

On February 28, 2023, we acquired 80% interest in a one-clinic physical therapy practice. The practice’s owners retained 20% of the equity interests. The purchase price for 80% equity interest was approximately $6.2 million, of which $5.8 million was paid in cash and $0.4 million in the form of a note payable. The note accrues interest at 4.5% per annum and the principal and interest were paid on February 28, 2025.

Redeemable Non-Controlling Interest

Certain of our limited partnership agreements and operating agreements provide that, upon the triggering events, we have a call right and the selling entity or individual has a put right for the purchase and sale of the limited partnership interest held by the partner. Once triggered, the put right and the call right do not expire, even upon an individual partner’s death, and contain no mandatory redemption feature. In addition, in certain of these limited partnership agreements and operating agreements, the selling entity or individual also has a put right that can be exercised after the passage of a designated period of time or upon a termination of employment.  The purchase price of the underlying equity interest upon the exercise of either the put right or the call right is calculated per the terms of the respective agreements and classified as redeemable non-controlling interest (temporary equity) in our consolidated balance sheets. The fair value of the redeemable non-controlling interest at December 31, 2024 was $269.0 million.

Contractual Obligations

We have future obligations for debt repayments and associated interest payments as well as future minimum lease payments under our non-cancellable operating leases. The obligations as of December 31, 2024, are summarized as follows:

	Total	2025	2026	2027	2028	2029	Thereafter
	(In thousands)
Company's Senior Credit Facilities (1)	$151,625	$9,375	$9,375	$132,875	$-	$-	$-
Notes payable (2)	2,952	2,047	894	11	-	-	-
Interest expense on Senior Credit Facilities and notes payable (3)	18,739	6,456	6,182	6,101	-	-	-
Operating leases (4)	188,799	55,557	45,020	33,718	22,556	13,389	18,559
	$362,115	$73,435	$61,471	$172,705	$22,556	$13,389	$18,559

(1)	Amounts due under our Senior Credit Facilities discussed above.
(2)	Amounts due related to certain acquisitions discussed above.
(3)
Interest on our Senior Credit Facilities was estimated using the average outstanding balance for the respective periods and our effective interest rate on our Term Facility and Revolving Facility at December 31, 2024.  Interest on our other debt was estimated using the stated rate in the debt agreement.

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

Other Revenues

Revenue derived from management agreements with physicians and hospitals is included in other revenue in the consolidated statements of net income. We do not have any ownership interest in these clinics. Typically, revenues are determined based on the number of visits conducted at the clinic and recognized at the point in time when services are performed. Costs, typically salaries for our employees, are recorded when incurred.

Revenues from the IIP business, which are included in other revenues in the consolidated statements of net income, are derived from onsite services we provide to clients’ employees including injury prevention, rehabilitation, ergonomic assessments, and performance optimization. Revenue from the IIP business is recognized when obligations under the terms of the contract are satisfied. Revenues are recognized at an amount equal to the consideration we expect to receive in exchange for providing injury prevention services to our clients. The revenue is determined and recognized based on the number of hours and respective rate for services provided in a given period.

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

We determine allowances for credit losses based on the specific agings of receivables and payor classifications at each clinic. The provision for credit losses is included in clinic operating costs in the statements of net income. Patient accounts receivable, which are stated at the historical carrying amount net of contractual allowances, write-offs and provision for credit losses, includes only those amounts we estimate to be collectible. Our provision for credit losses was 1.0% of total net revenue for each years ended December 31, 2024, 2023 and 2022, respectively.  Management believes that this is reasonable because the majority of our payors consist of highly solvent, highly regulated, commercial insurance companies as well as government programs, including Medicare.

Contractual Allowances

Contractual allowances result from the differences between the rates charged for services performed and expected reimbursements by both insurance companies and government sponsored healthcare programs for such services. Medicare regulations and the various third-party payors and managed care contracts are often complex and may include multiple reimbursement mechanisms payable for the services provided in our clinics. We estimate contractual allowances based on our interpretation of the applicable regulations, payor contracts and historical calculations. Each month we estimate our contractual allowance for each clinic based on payor contracts and the historical collection experience of the clinic and apply an appropriate contractual allowance reserve percentage to the gross accounts receivable balances for each payor of the clinic. Based on our historical experience, calculating the contractual allowance reserve percentage at the payor level is sufficient to allow us to provide the necessary detail and accuracy with our collectability estimates. However, the services authorized and provided and related reimbursement are subject to interpretation that could result in payments that differ from our estimates. Payor terms are periodically revised necessitating continual review and assessment of the estimates made by management. Our billing systems may not capture the exact change in our contractual allowance reserve estimate from period to period. Therefore, in order to assess the accuracy of our revenues and hence our contractual allowance reserves, our management regularly compares our cash collections to corresponding net revenues measured both in the aggregate and on a clinic-by-clinic basis. In the aggregate, the historical difference between net revenues and corresponding cash collections in any given fiscal year has generally reflected a difference within approximately 1.0% to 1.5% of net revenues. Additionally, analysis of subsequent period’s contractual write-offs on a payor basis reflects a difference within approximately 1.0% to 1.5% between the actual aggregate contractual reserve percentage as compared to the estimated contractual allowance reserve percentage associated with the same period end balance. As a result, we believe that a reasonable likely change in the contractual allowance reserve estimate would not be more than 1.0% to 1.5% of gross billings in accounts receivable at December 31, 2024. For purposes of demonstrating the sensitivity of this estimate on our Company’s financial condition, a 1.0% to 1.5% increase or decrease in our aggregate contractual allowance reserve percentage would decrease or increase, respectively, net patient revenue by approximately $1.0 million to $1.5 million for the year ended December 31, 2024. Management believes the changes in the estimate of the contractual allowance reserve for the periods ended December 31, 2024, and 2023 have not been material to the statements of income.

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

Impairment of Goodwill, Other Indefinite-Lived Intangible Assets and Long-Lived Assets

We operate our business through two segments consisting of our physical therapy clinics and our IIP business. For purposes of goodwill impairment analysis, each of our segments is further broken down into reporting units.  Reporting units within our physical therapy business comprise of regions primarily based on each clinic’s location. In addition to the six regions, in 2024 and 2023, the IIP business consisted of two reporting units.

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

Additionally, we review property and equipment and intangible assets with finite lives for impairment upon the occurrence of certain events or circumstances that indicate the related amounts may be impaired.

We recorded a non-cash impairment charge of $2.4 million related to assets held for sale during the year-ended December 31, 2024 and $17.5 million related to a reporting unit in our IIP business during the year ended December 31, 2023.

We will continue to monitor for any triggering events or other indicators of impairment.

Redeemable Non-Controlling Interest

The non-controlling interests that are reflected as redeemable non-controlling interest in our consolidated financial statements consist of those owners, including us, that have certain redemption rights, whether currently exercisable or not, and which currently, or in the future, require that we purchase or the owner sell the non-controlling interest held by the owner, if certain conditions are met and the owners request the purchase (“Put Right”). We also have a call right (“Call Right”). Most of the Put Rights or Call Rights may be triggered by the owner or us, respectively, at such time as both of the following events have occurred: 1) termination of the owner’s employment, regardless of the reason for such termination, and 2) the passage of specified number of years after the closing of the transaction, typically three to five years, as defined in the limited partnership agreement. Other Put Rights may be triggered at the discretion of the owner after a set period of time has passed. The Put Rights and Call Rights are not automatic (even upon death) and require either the owner or us to exercise our rights when the conditions triggering the Put or Call Rights have been satisfied. The purchase price is derived at a predetermined formula based on a multiple of trailing twelve months earnings performance as defined in the respective limited partnership agreements.

On the date we acquire a controlling interest in a Subsidiary and the limited partnership agreement or operating agreement, as applicable, for such Subsidiary contains redemption rights not under our control, the fair value of the non-controlling interest is recorded in the consolidated balance sheet under the caption—Redeemable non-controlling interest. Then, in each reporting period thereafter until it is purchased by us, the redeemable non-controlling interest is adjusted to the greater of its then current redemption value or initial value, based on the predetermined formula defined in the respective limited partnership agreement. As a result, the value of the non-controlling interest is not adjusted below its initial value. We record any adjustment in the redemption value, net of tax, directly to retained earnings and not in the consolidated statements of net income. Although the adjustments are not reflected in the consolidated statements of net income, current accounting rules require that we reflect the adjustments, net of tax, in the earnings per share calculation. The amount of net income attributable to redeemable non-controlling interest owners is included in consolidated net income on the face of the consolidated statement of income. We believe the redemption value (i.e. the carrying amount) and fair value are the same.

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

We maintain an interest rate swap arrangement which is considered a derivative instrument. Our indebtedness as of December 31, 2024, was the outstanding balance of seller notes from our acquisitions of $2.9 million, and an outstanding balance on our Credit Facilities of $151.6 million. The Revolving Facility within our Credit Facilities has a balance of $11.0 million as of December 31, 2024, and is subject to fluctuating interest rates. A 1% change in the interest rate would yield an additional $0.1 million of interest expense. See Note 11 to our consolidated financial statements included in Item 8.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND RELATED INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
U.S. Physical Therapy, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of U.S. Physical Therapy, Inc. (a Nevada corporation) and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of net income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 3, 2025 expressed an unqualified opinion.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

•
We compared cash collections to recorded net revenue for the twelve month period ended December 31, 2024 and again for the twelve month period ended in the first month subsequent to period end, to identify whether there were unusual trends that would indicate that the usage of historical collection patterns would no longer be reasonable to predict future collection patterns.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2004.

Houston, Texas
March 3, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
U.S. Physical Therapy, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of U.S. Physical Therapy, Inc. (a Nevada corporation) and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2024, and our report dated March 3, 2025 expressed an unqualified opinion on those financial statements.

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

Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of MSO Metro, LLC, a consolidated subsidiary, whose financial statements reflect total assets and revenues constituting 3.6 and 1.5 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2024. As indicated in Management’s Report, MSO Metro, LLC was acquired during 2024. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of MSO Metro, LLC.

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

/s/ GRANT THORNTON LLP

 Houston, Texas
March 3, 2025

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	December 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$41,362	$152,825
Patient accounts receivable, less provision for credit losses of $3,506 and $2,736, respectively	59,040	51,866
Accounts receivable - other	26,626	17,854
Other current assets	10,555	10,830
Total current assets	137,583	233,375
Fixed assets:
Furniture and equipment	68,128	63,982
Leasehold improvements	51,105	46,941
Fixed assets, gross	119,233	110,923
Less accumulated depreciation and amortization	(87,093)	(84,821)
Fixed assets, net	32,140	26,102
Operating lease right-of-use assets	133,936	103,431
Investment in unconsolidated affiliate	12,190	12,256
Goodwill	667,152	509,571
Other identifiable intangible assets, net	179,311	109,682
Other assets	5,155	2,821
Total assets	$1,167,467	$997,238

LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST, USPH SHAREHOLDERS’ EQUITY AND NON-CONTROLLING INTEREST
Current liabilities:
Accounts payable - trade	$5,936	$3,898
Accrued expenses	59,513	55,344
Current portion of operating lease liabilities	39,835	35,252
Current portion of term loan and notes payable	10,999	7,691
Total current liabilities	116,283	102,185
Notes payable, net of current portion	903	1,289
Revolving facility	11,000	-
Term loan, net of current portion and deferred financing costs	130,627	137,702
Deferred taxes	29,465	24,815
Operating lease liabilities, net of current portion	101,868	76,653
Other long-term liabilities	18,275	2,356
Total liabilities	408,421	345,000

Redeemable non-controlling interest - temporary equity	269,025	174,828

Commitments and Contingencies

U.S. Physical Therapy, Inc. (“USPH”) shareholders’ equity:
Preferred stock, $0.01 par value, 500,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.01 par value, 20,000,000 shares authorized, 17,309,120 and 17,202,291 shares issued, respectively	172	172
Additional paid-in capital	290,321	281,096
Accumulated other comprehensive gain	2,799	2,782
Retained earnings	227,265	223,772
Treasury stock at cost, 2,214,737 shares	(31,628)	(31,628)
Total USPH shareholders’ equity	488,929	476,194
Non-controlling interest - permanent equity	1,092	1,216
Total USPH shareholders’ equity and non-controlling interest - permanent equity	490,021	477,410
Total liabilities, redeemable non-controlling interest, USPH shareholders’ equity and non-controlling interest - permanent equity	$1,167,467	$997,238

The accompanying notes are an integral part of these Consolidated Financial Statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF NET INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	For the Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022

Net patient revenue	$560,553	$514,556	$464,590
Other revenue	110,792	90,246	88,554
Net revenue	671,345	604,802	553,144
Operating cost:
Salaries and related costs	399,394	353,390	319,191
Rent, supplies, contract labor and other	118,910	108,596	102,370
Depreciation and amortization	17,853	14,960	13,939
Provision for credit losses	6,912	6,172	5,548
Clinic closure costs - lease and other	4,355	175	72
Total operating cost	547,424	483,293	441,120

Gross profit	123,921	121,509	112,024

Corporate office costs	58,290	51,953	46,111
Impairment of goodwill and other intangible assets	-	17,495	9,112
Impairment of assets held for sale	2,418	-	-
Operating income	63,213	52,061	56,801

Other (expense) income
Interest expense, debt and other	(8,015)	(9,303)	(5,779)
Interest income from investments	3,941	3,774	-
Change in fair value of contingent earn-out consideration	(219)	(1,550)	2,520
Change in revaluation of put-right liability	(82)	2,582	(5)
Equity in earnings of unconsolidated affiliate	1,014	955	1,175
Relief Funds	-	467	-
Other	357	390	859
Total other expense	(3,004)	(2,685)	(1,230)
Income before taxes	60,209	49,376	55,571

Provision for income taxes	14,609	12,156	12,164
Net income	45,600	37,220	43,407

Less: Net income attributable to non-controlling interest:
Redeemable non-controlling interest - temporary equity	(10,044)	(4,426)	(6,902)
Non-controlling interest - permanent equity	(4,132)	(4,555)	(4,347)
	(14,176)	(8,981)	(11,249)

Net income attributable to USPH shareholders	$31,424	$28,239	$32,158

Basic and diluted earnings per share attributable to USPH shareholders	$1.84	$1.28	$2.25

Shares used in computation - basic and diluted	15,064	14,188	12,985

Dividends declared per common share	$1.76	$1.72	$1.64

The accompanying notes are an integral part of these Consolidated Financial Statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS)

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022

Net income	$45,600	$37,220	$43,407
Other comprehensive income
Unrealized gain (loss) on cash flow hedge	23	(1,642)	5,378
Tax effect at statutory rate (federal and state)	(6)	420	(1,374)
Comprehensive income	$45,617	$35,998	$47,411

Comprehensive income attributable to non-controlling interest	(14,176)	(8,981)	(11,249)
Comprehensive income attributable to USPH shareholders	$31,441	$27,017	$36,162

The accompanying notes are an integral part of these Consolidated Financial Statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(IN THOUSANDS)

	U.S. Physical Therapy, Inc.
	Common Stock		Additional	Accumulated Other	Retained	Treasury Stock		Total Shareholders’	Non-Controlling
	Shares	Amount	Paid-In Capital	Comprehensive Gain	Earnings	Shares	Amount	Equity	Interests	Total

Balance January 1, 2022	15,126	$151	$102,688	$-	$224,395	(2,215)	$(31,628)	$295,606	$1,575	$297,181
Net income attributable to USPH shareholders	-	-	-	-	32,158	-	-	32,158	-	32,158
Net income attributable to non-controlling interest - permanent equity	-	-	-	-	-	-	-	-	4,347	4,347
Issuance of restricted stock, net of cancellations	90	1	-	-	-	-	-	1	-	1
Revaluation of redeemable non-controlling interest	-	-	-	-	(2,896)	-	-	(2,896)	-	(2,896)
Purchase of non-controlling interest	-	-	(353)	-	-	-	-	(353)	(101)	(454)
Compensation expense - equity-based awards	-	-	7,264	-	-	-	-	7,264	-	7,264
Transfer of compensation liability for certain stock	-	-	707	-	-	-	-	707	-	707
Dividends paid to USPH shareholders	-	-	-	-	(21,321)	-	-	(21,321)	-	(21,321)
Distributions to non-controlling interest partners - permanent equity	-	-	-	-	-	-	-	-	(5,246)	(5,246)
Deferred taxes related to redeemable non-controlling interest - temporary equity	-	-	-	-	613	-	-	613	-	613
Other comprehensive gain	-	-	-	4,004	-	-	-	4,004	-	4,004
Other	-	-	11	-	(1)	-	-	10	685	695
Balance December 31, 2022	15,216	$152	$110,317	$4,004	$232,948	(2,215)	$(31,628)	$315,793	$1,260	$317,053

	U.S. Physical Therapy, Inc.
	Common Stock		Additional	Accumulated Other	Retained	Treasury Stock		Total Shareholders’	Non-Controlling
	Shares	Amount	Paid-In Capital	Comprehensive Gain	Earnings	Shares	Amount	Equity	Interests	Total

Balance January 1, 2023	15,216	$152	$110,317	$4,004	$232,948	(2,215)	$(31,628)	$315,793	$1,260	$317,053
Net income attributable to USPH shareholders	-	-	-	-	28,239	-	-	28,239	-	28,239
Net income attributable to non-controlling interest - permanent equity	-	-	-	-	-	-	-	-	4,555	4,555
Issuance of restricted stock, net of cancellations	70	-	-	-	-	-	-	-	-	-
Issuance of common stock, pursuant to the secondary public offering, net of issuance costs	1,916	20	163,626	-	-	-	-	163,646	-	163,646
Revaluation of redeemable non-controlling interest	-	-	-	-	(13,564)	-	-	(13,564)	-	(13,564)
Compensation expense - equity-based awards	-	-	7,236	-	-	-	-	7,236	-	7,236
Sale of non-controlling interest	-	-	-	-	-	-	-	-	4	4
Purchase of partnership interests - non-controlling interest	-	-	(83)	-	-	-	-	(83)	(36)	(119)
Dividends payable to USPH shareholders	-	-	-	-	(24,128)	-	-	(24,128)	-	(24,128)
Distributions to non-controlling interest partners - permanent equity	-	-	-	-	-	-	-	-	(4,567)	(4,567)
Deferred taxes related to redeemable non-controlling interest - temporary equity	-	-	-	-	587	-	-	587	-	587
Other comprehensive loss	-	-	-	(1,222)	(2)	-	-	(1,224)	-	(1,224)
Other	-	-	-	-	(308)	-	-	(308)	-	(308)
Balance December 31, 2023	17,202	$172	$281,096	$2,782	$223,772	(2,215)	$(31,628)	$476,194	$1,216	$477,410

	U.S. Physical Therapy, Inc.
	Common Stock		Additional	Accumulated Other	Retained	Treasury Stock		Total Shareholders’	Non-Controlling
	Shares	Amount	Paid-In Capital	Comprehensive Loss	Earnings	Shares	Amount	Equity	Interests	Total

Balance January 1, 2024	17,202	$172	$281,096	$2,782	$223,772	(2,215)	$(31,628)	$476,194	$1,216	$477,410
Net income attributable to USPH shareholders	-	-	-	-	31,424	-	-	31,424	-	31,424
Net income attributable to non-controlling interest - permanent equity	-	-	-	-	-	-	-	-	4,132	4,132
Issuance of restricted stock, net of cancellations	107	-	1,500	-	-	-	-	1,500	-	1,500
Issuance of common stock, pursuant to the secondary public offering, net of issuance costs	-	-	-	-	-	-	-	-	-	-
Revaluation of redeemable non-controlling interest	-	-	-	-	(4,964)	-	-	(4,964)	-	(4,964)
Compensation expense - equity-based awards	-	-	7,656	-	-	-	-	7,656	-	7,656
Sale of non-controlling interest	-	-	229	-	-	-	-	229	-	229
Purchase of partnership interests - non-controlling interest	-	-	(760)	-	-	-	-	(760)	(124)	(884)
Dividends payable to USPH shareholders	-	-	-	-	(26,540)	-	-	(26,540)	-	(26,540)
Distributions to non-controlling interest partners - permanent equity	-	-	-	-	-	-	-	-	(4,133)	(4,133)
Deferred taxes related to redeemable non-controlling interest - temporary equity	-	-	-	-	540	-	-	540	-	540
Other comprehensive gain	-	-	-	17	-	-	-	17	-	17
Transfer of compensation liability for certain stock issued pursuant to long-term incentive plans	-	-	600	-	-	-	-	600	-	600
Transfer of RNCI due to separation agreement	-	-	-	-	3,033	-	-	3,033	-	3,033
Other	-	-	-	-	-	-	-	-	1	1
Balance December 31, 2024	17,309	$172	$290,321	$2,799	$227,265	(2,215)	$(31,628)	$488,929	$1,092	$490,021

The accompanying notes are an integral part of these Consolidated Financial Statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
OPERATING ACTIVITIES
Net income including non-controlling interest	$45,600	$37,220	$43,407
Adjustments to reconcile net income including non-controlling interest to net cash provided by operating activities:
Depreciation and amortization	18,681	15,695	14,743
Provision for credit losses	6,912	6,172	5,548
Equity-based awards compensation expense	7,823	7,236	7,264
Amortization of debt issue costs	422	420	305
Change in deferred income taxes	5,365	4,490	4,309
Change in revaluation of put-right liability	82	(2,582)	5
Change in fair value of contingent earn-out consideration	219	1,550	(2,520)
Equity of earnings in unconsolidated affiliate	(1,014)	(955)	(1,175)
Loss (gain) on sale of clinics and fixed assets	836	166	(643)
Impairment of goodwill and other intangible assets	-	17,495	9,112
Impairment of assets held for sale	2,418	-	-
Other	-	-	(83)
Changes in operating assets and liabilities:
Increase in patient accounts receivable	(5,346)	(5,645)	(10,279)
Increase in accounts receivable - other	(6,548)	(356)	(307)
Increase in other current and long term assets	(818)	(197)	(5,940)
Decrease (increase) in accounts payable and accrued expenses	1,713	15	(7,755)
(Increase) decrease in other long-term liabilities	(1,405)	1,254	2,546
Net cash provided by operating activities	74,940	81,978	58,537

INVESTING ACTIVITIES
Purchase of fixed assets	(9,186)	(9,294)	(8,248)
Purchase of majority interest in businesses, net of cash acquired	(133,087)	(26,582)	(59,788)
Purchase of redeemable non-controlling interest, temporary equity	(8,052)	(10,986)	(14,987)
Purchase of non controlling interest, permanent equity	(1,004)	(281)	(280)
Proceeds on sale of non-controlling interest, permanent equity	26	102	-
Proceeds on sale of partnership interest - redeemable non-controlling interest, temporary equity	79	875	402
Distributions from unconsolidated affiliate	1,080	830	1,259
Proceeds on sale of partnership interest, clinics and fixed assets	-	-	373
Other	694	321	-
Net cash used in investing activities	(149,450)	(45,015)	(81,269)

FINANCING ACTIVITIES
Proceeds from issuance of common stock pursuant to the secondary public offering, net of issuance costs	-	163,646	-
Proceeds from revolving facility	19,000	24,000	101,000
Distributions to non-controlling interest, permanent and temporary equity	(14,711)	(16,100)	(15,348)
Cash dividends paid to shareholders	(26,540)	(24,128)	(21,321)
Payments on revolving facility	(8,000)	(55,000)	(184,000)
Principal payments on notes payable	(2,952)	(4,400)	(930)
Payments on term loan	(3,750)	(3,750)	(1,875)
Proceeds from term loan	-	-	150,000
Payment of deferred financing costs	-	-	(1,779)
Other	-	-	12
Net cash (used in) provided by financing activities	(36,953)	84,268	25,759

Net (decrease) increase in cash and cash equivalents	(111,463)	121,231	3,027
Cash and cash equivalents - beginning of period	152,825	31,594	28,567
Cash and cash equivalents - end of period	$41,362	$152,825	$31,594

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$4,832	$4,926	$7,615
Interest paid	7,209	8,655	5,687
Non-cash investing and financing transactions during the period:
Purchase of businesses - seller financing portion	2,060	1,815	1,574
Liabilities assumed associated with a purchase of a business	670	524	-
Fair market value of initial contingent consideration related to purchase of businesses	17,672	200	3,357
Notes payable related to purchase of redeemable non-controlling interest, temporary equity	71	1,087	1,074
Notes payable related to the purchase of non-controlling interest, permanent equity	-	200	296
Notes receivable related to sale of redeemable non-controlling interest	1,890	4,136	1,580
Notes receivable related to the sale of non-controlling interest, permanent equity	282	458	-
Offset to notes receivable associated with purchase of redeemable non-controlling interest	726	-	-
Issuance of restricted stock related to purchase of business	1,500	-	-

The accompanying notes are an integral part of these Consolidated Financial Statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2024, 2023 and 2022

1. Organization, Nature of Operations and Basis of Presentation

The consolidated financial statements include the accounts of U.S. Physical Therapy, Inc., its subsidiaries, and variable interest entities for which the Company has determined it is the primary beneficiary (the “Company”). All significant intercompany transactions and balances have been eliminated.

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

During the last three years, the Company completed the acquisitions of the following clinic practices and IIP businesses detailed below:

		% Interest	Number of
Acquisition	Date	Acquired	Clinics
November 2024 Acquisition	November 30, 2024	75%	8
October 2024 Acquisition	October 31, 2024	50%	50
August 2024 Acquisition	August 31, 2024	70%	8
April 2024 Acquisition	April 30, 2024	**	*
March 2024 Acquisition	March 29, 2024	50%	9
October 2023 Acquisition	October 31, 2023	***	*
September 2023 Acquisition 1	September 29, 2023	70%	4
September 2023 Acquisition 2	September 29, 2023	70%	1
July 2023 Acquisition	July 31, 2023	70%	7
May 2023 Acquisition	May 31, 2023	45%	4
February 2023 Acquisition	February 28, 2023	80%	1
November 2022 Acquisition	November 30, 2022	80%	13
October 2022 Acquisition	October 31, 2022	60%	14
September 2022 Acquisition	September 30, 2022	80%	2
August 2022 Acquisition	August 31, 2022	70%	6
March 2022 Acquisition	March 31, 2022	70%	6

*	IIP business.
**	On April 30, 2024, one of our IIP businesses, Briotix Health Limited Partnership, acquired 100% of an IIP business.
***	On October 31, 2023, we concurrently acquired 100% of an IIP business and a 55% equity interest in an ergonomics software business.

Besides the multi-clinic acquisitions referenced in the table above, during 2024 and 2023, the Company purchased the assets and businesses of eight and nine physical therapy clinics, respectively, in separate transactions.

In May 2023, the Company completed a secondary offering of 1,916,667 shares of its common stock at an offering price of $90.00 per share.  Upon completion of the offering, the Company received net proceeds of approximately $163.6 million, after deducting an underwriting discount of $8.6 million and recognizing related fees and expenses of $0.2 million.  A portion of the net proceeds was used to repay the $35.0 million then outstanding under the Company’s credit facility while the remainder was used primarily for additional acquisitions.

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

Goodwill and other indefinite-lived intangible assets are not amortized but are instead subject to periodic impairment evaluations. The fair value of goodwill and other identifiable intangible assets with indefinite lives are evaluated for impairment at least annually and upon the occurrence of certain events or conditions and are written down to fair value if considered impaired. These events or conditions include but are not limited to a significant adverse change in the business environment, regulatory environment, or legal factors; a current period operating, or cash flow loss combined with a history of such losses or a projection of continuing losses; or a sale or disposition of a significant portion of a reporting unit. The occurrence of one of these events or conditions could significantly impact an impairment assessment, necessitating an impairment charge. The Company evaluates indefinite-lived tradenames in conjunction with our annual goodwill impairment test and upon the occurrence of certain events and conditions mentioned above.

Impairment of Goodwill, Other Indefinite-Lived Intangible Assets and Long-Lived Assets

The Company operates its business through two segments consisting of physical therapy clinics and an IIP business. For the purposes of goodwill impairment analysis, the segments are further broken down into reporting units.  Reporting units within our physical therapy business are comprised of six regions primarily based on each clinic’s location. In addition to the six regions, in 2024 and 2023, the IIP business consisted of two reporting units.

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

Additionally, the Company reviews property and equipment and intangible assets with finite lives for impairment upon the occurrence of certain events or circumstances that indicate the related amounts may be impaired.

The Company recorded a non-cash impairment charge of $2.4 million related to assets held-for-sale (described in Note 7, Assets Held for Sale), of which $1.6 million was attributed to referral relationships, $0.5 million was attributed to tradename and $0.3 was attributed to other assets, during the year ended December 31, 2024, a non-cash impairment charge of $17.5 million, of which $15.8 million of goodwill and $1.7 million of tradename, during the year ended December 31, 2023 and a non-cash goodwill impairment charge of $9.1 million during the year ended December 31, 2022. The impairment charge during the years ended December 31, 2023 and 2022 were related to a reporting unit in the IIP business as a result of a change in the reporting unit’s current and projected operating income as well as various market inputs based on current market conditions.

The Company will continue to monitor for any triggering events or other indicators of impairment.

Variable interest entities

A variable interest entity (“VIE”) is a legal entity that does not have sufficient equity at risk to finance its activities without additional subordinated financial support, or is structured such that its equity holders do not have power over the activities of the entity; have voting rights, as a group, that are not proportionate to their economic interests; or are not exposed to the residual losses or benefits of the entity.

At the inception of a contractual agreement, the Company determines whether it holds a variable interest in a legal entity that is a VIE and whether it is the primary beneficiary of the VIE. The primary beneficiary has both the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. If the Company concludes it is the primary beneficiary of a VIE, the Company consolidates the accounts of that VIE. The Company regularly reviews and reconsiders previous conclusions regarding whether the Company holds a variable interest in a potential VIE, the status of an entity as a VIE, and whether it is the primary beneficiary of a VIE.

Investment in unconsolidated affiliates

Investments in unconsolidated affiliates, in which the Company has less than a controlling interest, are accounted for under the equity method of accounting and, accordingly, are adjusted for capital contributions, distributions and the Company’s equity in net earnings or loss of the respective joint venture.

Redeemable Non-Controlling Interest

The non-controlling interest that is reflected as redeemable non-controlling interest in the consolidated financial statements consists of those in which the owners and the Company have certain redemption rights, whether currently exercisable or not, and which currently, or in the future, require that the Company purchase or the owner sell the non-controlling interest held by the owner, if certain conditions are met. The purchase price is derived at a predetermined formula based on a multiple of trailing twelve months earnings performance as defined in the respective limited partnership agreements. Most of these redemption rights can be triggered by the owner or the Company at such time as both of the following events have occurred: 1) termination of the owner’s employment, regardless of the reason for such termination, and 2) the passage of specified number of years after the closing of the transaction, typically three to five years, as defined in the limited partnership agreement. Other redemption rights can be triggered by the owner after the passage of a certain period of time. The redemption rights are not automatic or mandatory (even upon death) and require either the owner or the Company to exercise its rights when the conditions triggering the redemption rights have been satisfied.

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

Patient revenue

Net patient revenue consists of revenues for physical therapy and occupational therapy clinics that provide pre-and post-operative care and treatment for orthopedic related disorders, sports-related injuries, preventative care, rehabilitation of injured workers and neurological-related injuries. Net patient revenues (patient revenues less estimated contractual adjustments, see – Contractual Adjustments, for additional information) are recognized at the estimated net realizable amounts from third-party payors, patients and others in exchange for services rendered when obligations under the terms of the contract are satisfied. There is an implied contract between us and the patient upon each patient visit. Generally, this occurs as the Company (or a physical therapist owned practice managed by the Company) provides physical and occupational therapy services, as each service provided is distinct and future services rendered are not dependent on previously rendered services. The Company has agreements with third-party payors that provide payments to the Company at amounts different from its established rates.

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

Revenue from management agreements with third-party physicians and hospitals, which is also included in other revenue, is derived from contractual arrangements whereby the Company manages a clinic for third party physicians and hospitals. The Company does not have any ownership interest in these clinics. Typically, revenue is determined based on the number of visits conducted at the clinic and recognized at a point in time when services are performed. Costs, typically salaries for the Company’s employees, are recorded when incurred. Management contract revenue was $9.8 million, $8.6 million, and $8.1 million for the years ended December 31, 2024, December 31, 2023, and December 31, 2022, respectively.

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

Contractual Allowances

The allowance for estimated contractual adjustments is based on terms of payor contracts and historical collection and write-off experience. Contractual allowances result from the differences between the rates charged for services performed and expected reimbursements by both insurance companies and government sponsored healthcare programs for such services. Medicare regulations and the various third-party payors and managed care contracts are often complex and may include multiple reimbursement mechanisms payable for the services provided in Company clinics. The Company estimates contractual allowances based on its interpretation of the applicable regulations, payor contracts and historical calculations. Each month the Company estimates its contractual allowance for each clinic based on payor contracts and the historical collection experience of the clinic and applies an appropriate contractual allowance reserve percentage to the gross accounts receivable balances for each payor of the clinic. Based on the Company’s historical experience, calculating the contractual allowance reserve percentage at the payor level is sufficient to allow the Company to provide the necessary detail and accuracy with its collectability estimates. However, the services authorized and provided and related reimbursement are subject to interpretation that could result in payments that differ from the Company’s estimates. Payor terms are periodically revised necessitating continual review and assessment of the estimates made by management. The Company’s billing system does not capture the exact change in its contractual allowance reserve estimate from period to period in order to assess the accuracy of its revenues and hence its contractual allowance reserves. Management regularly compares its cash collections to corresponding net revenues measured both in the aggregate and on a clinic-by-clinic basis. In the aggregate, historically the difference between net revenues and corresponding cash collections for any fiscal year has generally reflected a difference within approximately 1% to 1.5% of net revenues. Additionally, analysis of subsequent periods’ contractual write-offs on a payor basis reflects a difference within approximately 1.0% to 1.5% between the actual aggregate contractual reserve percentage as compared to the estimated contractual allowance reserve percentage associated with the same period end balance. As a result, the Company believes that a change in the contractual allowance reserve estimate would not likely be more than 1.0% to 1.5% of gross billings included in accounts receivable at both December 31, 2024 and December 31, 2023.

Provision for Credit Losses

The Company determines allowances for credit losses based on the specific agings and payor classifications at each clinic. The provision for credit losses is included in operating costs in the consolidated statements of net income. Patient accounts receivable, which are stated at the historical carrying amount net of contractual allowances, write-offs and provision for credit losses, includes only those amounts the Company estimates to be collectible. The Company’s accounts receivable balance, less provision for credit losses was $51.9 million as of December 31, 2022 and $46.3 million on January 1, 2022.

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

The Company records interest or penalties in interest and other expense, in the consolidated statements of net income. The Company did not have any interest or penalties in each of the years ended December 31, 2024, 2023 and 2022.

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

The put right associated with the potential future purchase of the separate company in the November 2021 acquisition are both is also marked to fair value on a recurring basis using Level 3 inputs. The put right associated with the potential future purchase of the separate company in the IIP business is determined using a Monte Carlo simulation model utilizing unobservable inputs such as asset volatility and discount rates. The unobservable inputs in the valuation include asset volatility of 20.0% and a discount rate of 11.6%. The value of the put right associated with the potential future purchase of a company in the IIP business increased $0.1 million from $1.0 million on December 31, 2023 to approximately $1.1 million on December 31, 2024. Accordingly, the Company recognized a loss of $0.1 million on this change in revaluation for the twelve months ended December 31, 2024. The Company recognized a gain of $2.6 million on this change in revaluation for the twelve months ended December 31, 2023.

The valuations of the Company’s interest rate derivative is measured as the present value of all expected future cash flows based on SOFR-based yield curves. The present value calculation uses discount rates that have been adjusted to reflect the credit quality of the Company and its counterparty which is a Level 2 fair value measurement. The fair value of the interest rate swap on December 31, 2024, was $3.8 million, of which $1.8 million has been included within other current assets and $2.0 million has been included in other assets in the accompanying Consolidated Balance Sheet. The impact of the interest rate swap on the accompanying Consolidated Statements of Comprehensive Income was an unrealized gain of $0.1 million, net of tax for the year December 31, 2024 and a loss of $1.2 million, net of tax, for the year ended December 31, 2023.

The consideration for some of the Company’s acquisitions includes future payments that are contingent upon the occurrence of future operational objectives being met. The Company estimates the fair value of contingent consideration obligations through valuation models designed to estimate the probability of such contingent payments based on various assumptions and incorporating estimated success rates. These fair value measurements are based on significant inputs not observable in the market. Substantial judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, changes in assumptions could have a material impact on the amount of contingent consideration expense the Company records in any given period. The Company determined the fair value of its contingent consideration obligations to be $17.6 million and $9.8 million on December 31, 2024, and 2023, respectively.

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

Self-Insurance Program

The Company utilizes a self-insurance plan for its employee group health and dental insurance coverage administered by a third party. Predetermined loss limits have been arranged with the insurance company to minimize the Company’s maximum liability and cash outlay. Accrued expenses include the estimated incurred but unreported costs to settle unpaid claims and estimated future claims. The management believes that the current accrued amounts are sufficient to pay claims arising from self-insurance claims incurred through December 31, 2024.

Restricted Stock

Restricted stock issued to employees and directors is subject to continued employment or continued service on the board, respectively. Generally, restrictions on the stock granted to employees lapse in equal annual installments on the following four anniversaries of the date of grant. For those shares granted to directors, the restrictions will lapse in equal quarterly installments during the first year after the date of grant. For those granted to officers and senior management, the restriction will lapse in equal quarterly installments during the four years following the date of grant. Compensation expense for grants of restricted stock is recognized based on the fair value per share on the date of grant amortized over the vesting period. The Company recognizes any forfeitures as they occur. The restricted stock issued is included in basic and diluted shares for the earnings per share computation.

Reclassification of Prior Period Presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

Immaterial out of period adjustment

During the fourth quarter of 2024, the Company identified an error in the calculation of the Company’s contingent consideration liability related to a certain acquisition which impacted the previously issued financial statements. The error was related to an incorrect input used in the initial valuation of the contingent consideration liability and subsequent mark-to-market remeasurements. Specifically, the error resulted in an overstatement of net income by $1.2 million for the year ended December 31, 2023, and an understatement of net income for the quarters ended March 31, 2024, June 30, 2024, and September 30, 2024 by $0.8 million, $4.3 million, and $0.6 million, respectively. The Company determined the error to be immaterial to the previously issued financial statements and corrected it as an out-of-period adjustment during the fourth quarter of 2024.

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

In March 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-01, Leases (Topic 842): Common Control Arrangements, which requires companies to amortize leasehold improvements associated with related party leases under common control over the useful life of the leasehold improvement to the common control group. The Company completed the adoption of ASU 2023-01 on January 1, 2024 and there was no material impact on the Company’s financial statements.

In November 2023, the FASB issued ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker and included within the reported measure of segment profit or loss. In addition, the ASU requires disclosure of other segment expenses by reportable segment and a description of their composition to permit the reconciliation between segment revenue, significant segment expenses and the reported segment measure of profit or loss. The ASU also requires disclosure of the name and title of the chief operating decision maker. The Company completed the adoption of ASU 2023-07 on January 1, 2024 and there was no material impact on the Company’s segment disclosures.

In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disclosure on an annual basis, a tabular reconciliation, including both amount and percentage of specific categories of the effective tax rate reconciliation, including state and local income taxes (net of Federal taxes), foreign taxes, effects of changes in tax laws and regulations, effects of cross-border tax laws, tax credits, changes in valuation allowances, nontaxable and nondeductible items and changes in unrecognized tax benefits. Additional disclosures are required for certain items exceeding five percent of income from continuing operations multiplied by the statutory income tax rate. The standard also requires disclosure of income taxes paid between Federal, state and foreign jurisdictions, including further disaggregation of those payments exceeding five percent of the total income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, and early adoption is permitted. The Company will implement this standard as of January 1, 2025, and anticipates no significant impact on its consolidated financial statements.

3. Earnings Per Share

Basic and diluted earnings per share is computed using the two-class method, which is an earnings allocation method that determines earnings per share for common shares and participating securities. The restricted stock the Company grants are participating securities containing non-forfeitable rights to receive dividends. Accordingly, any unvested shares of restricted stock is included in the basic and diluted earnings per share computation. Additionally, in accordance with current accounting guidance, the revaluation of redeemable non-controlling interest (see Note 6 Redeemable Non-Controlling Interest), net of tax, charged directly to retained earnings is included in the earnings per basic and diluted share calculation.

The table below shows the calculation of basic and diluted earnings for the periods presented.

	For the Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
	(In thousands, except per share data)
Computation of earnings per share - USPH shareholders:
Net income attributable to USPH shareholders	$31,424	$28,239	$32,158
Charges to retained earnings:
Revaluation of redeemable non-controlling interest	(4,964)	(13,565)	(3,890)
Tax effect at statutory rate (federal and state)	1,268	3,466	994
	$27,728	$18,140	$29,262

Earnings per share (basic and diluted)	$1.84	$1.28	$2.25

Shares used in computation:
Basic and diluted earnings per share - weighted-average shares	15,064	14,188	12,985

4. Acquisitions of Businesses

The Company’s strategy is to continue acquiring and managing multi-clinic outpatient physical therapy practices, to develop outpatient physical therapy clinics as satellites in existing partnerships and to continue acquiring companies that provide and serve the IIP sector.  The consideration paid for each acquisition is derived through arm’s length negotiations and funded through working capital, borrowings under the Company’s revolving credit facilities or proceeds from the secondary offering discussed in Note 1.

The finalized purchase prices plus the fair value of the non-controlling interests for the acquisitions in 2023 and 2022 were allocated to the fair value of the assets acquired, inclusive of identifiable intangible assets, i.e. trade names, referral relationships and non-compete agreements, and liabilities assumed based on the fair values at the acquisition date, with the amount exceeding the fair values being recorded as goodwill. For the acquisitions in 2024, the Company is in the process of completing its formal valuation analysis to identify and determine the fair value of tangible and identifiable intangible assets acquired and the liabilities assumed. Thus, the final allocation of the purchase price may differ from the preliminary estimates used at December 31, 2024 based on additional information obtained and completion of the valuation of the identifiable intangible assets. Changes in the estimated valuation of the tangible assets acquired, the completion of the valuation of identifiable intangible assets and the completion by the Company of the identification of any unrecorded pre-acquisition contingencies, where the liability is probable and the amount can be reasonably estimated, will likely result in adjustments to goodwill. The Company does not expect the adjustments to be material.

During 2024, 2023 and 2022, the Company acquired a majority interest in the following businesses:

2024 Acquisitions

		% Interest	Number of
Acquisition	Date	Acquired	Clinics
November 2024 Acquisition	November 30, 2024	75%	8
October 2024 Acquisition	October 31, 2024	50%	50
August 2024 Acquisition	August 31, 2024	70%	8
April 2024 Acquisition	April 30, 2024	**	*
March 2024 Acquisition	March 29, 2024	50%	9

*	IIP business
**	On April 30, 2024, one of the Company’s primary IIP business, Briotix Health Limited Partnership, acquired 100% of an IIP business.

On November 30, 2024, the Company acquired a 75% equity interest in an eight-clinic physical therapy practice. The owner of the practice retained 25% of the equity interests. The purchase price for the 75% equity interest was approximately $15.9 million, of which $15.7 million was paid in cash, and $0.2 million was in the form of a note payable. The note accrues interest at 5.0% per annum and the principal and interest is payable on December 1, 2026.

On October 31, 2024, the Company acquired 50% interest in MSO Metro, LLC (“Metro”) pursuant to the Equity Interest Purchase Agreement (the “Purchase Agreement”) dated October 7, 2024 among U.S. Physical Therapy, Ltd. (a subsidiary of the Company), Metro, the members of Metro, and Michael G. Mayrsohn, as Sellers’ Representative.  The Company also became the managing member of Metro.

At the closing, the Company paid the purchase price of approximately $76.5 million, $75.0 million of which was funded by its cash on hand and the remaining $1.5 million through the issuance of 18,358 shares of the Company’s common stock based on a trailing five-day average as of the day immediately prior to closing. The shares of the Company’s common stock were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act. The Purchase Agreement also includes an earnout where the sellers can earn up to another $20.0 million of consideration if certain performance criteria relating to the Metro business are achieved. The contingent consideration is valued at $11.3 million at December 31, 2024. In addition, as part of the transaction, Mr. Mayrsohn and the other owners have the right to require the Company to purchase up to 20% of the Metro equity, commencing on the third anniversary of the Metro transaction closing. In connection with the Metro transaction, on October 2, 2024, the Company’s Board of Directors approved the appointment of Mr. Mayrsohn as a director of the Company, effective as of February 24, 2025, contingent on the completion of the Metro transaction. Subsequently, on February 24, 2025, the Company’s Board of Directors took formal action to allow Mr. Mayrsohn to focus on the integration and operations of the Metro business, and instead approved the nomination of Mr. Mayrsohn to serve on the Company’s Board of Directors and that he be included in the Proxy Statement for the Company’s Annual Meeting of Stockholders to be held on May 20, 2025.

On August 31, 2024, the Company acquired a 70% equity interest in an eight-clinic practice physical therapy and the original practice owners retained a 30% equity interest. The purchase price for the 70% equity interest was approximately $2.0 million. As part of the transaction, the Company agreed to additional contingent consideration if future operational and financial objectives are met. The maximum amount of additional contingent consideration due under this agreement is $3.6 million. The contingent consideration was valued at $3.2 million on December 31, 2024.

On April 30, 2024, the Company acquired 100% of an IIP business through one of its primary IIP businesses, Briotix Health Limited Partnership, for a purchase price of approximately $24.0 million, of which $0.5 million was in the form of a note payable. The note accrues interest at 5.0% per annum and the principal and the interest are payable on May 1, 2025. As part of the transaction, the Company agreed to additional contingent consideration if future operational objectives are met by the business. The maximum amount of additional contingent consideration due under this agreement is $10.0 million. The contingent consideration was valued at $2.5 million as of December 31, 2024.

On March 29, 2024, the Company acquired a 50% equity interest in a nine-clinic physical therapy and hand therapy practice (“March 2024 Acquisition”). The original owners of the practice retained the remaining 50%. The purchase price for the 50% equity interest was approximately $16.4 million, of which $0.5 million was in the form of a note payable. The note accrues interest at 4.5% per annum and the principal and the interest are payable on March 29, 2026. As part of the transaction, the Company agreed to additional contingent consideration if future operational and financial objectives are met. There is no maximum payout. The contingent consideration was valued at $0.2 million on December 31, 2024.

The purchase prices for the 2024 acquisitions have been preliminarily allocated as follows.

	For the Year Ended December 31, 2024
	Physical Therapy
	IIP	Operations	Total
	(In thousands)
Cash paid, net of cash acquired	$23,106	$109,981	$133,087
Seller note	455	1,220	1,675
Granted shares	-	1,500	1,500
Contingent payments	2,100	15,571	17,671
Total consideration	$25,661	$128,272	$153,933

Estimated fair value of net tangible assets acquired:
Total current assets	$1,211	$9,691	$10,902
Total non-current assets	218	31,109	31,327
Total liabilities	(541)	(28,502)	(29,043)
Net tangible assets acquired	888	12,298	13,186
Customer and referral relationships	6,708	54,018	60,726
Non-compete agreement	261	3,293	3,554
Tradenames	1,331	12,310	13,641
Goodwill	16,473	148,056	164,529
Fair value of non-controlling interest (classified as redeemable non-controlling interest)	-	(101,703)	(101,703)
	$25,661	$128,272	$153,933

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

Following are the supplemental consolidated financial results of U.S. Physical Therapy Inc. on an unaudited pro forma basis, as if the 2024 acquisitions had been consummated on January 1, 2023.

	For the Year Ended
	December 31, 2024	December 31, 2023
	(In thousands)
Net revenue	$763,954	$678,743
Net income	$52,927	$42,421

These pro forma results were based on estimates and assumptions which the Company believes are reasonable. They are not necessarily indicative of the Company’s consolidated results of operations in future periods. The pro forma results include adjustments related to purchase accounting, primarily amortization of intangible assets, and other adjustments which are included in the earliest period presented.

Variable Interest Entities

During 2024, the Company acquired interests in the March 2024 Acquisition and Metro and paid the purchase prices of approximately $16.4 million and $76.5 million, respectively, as of the dates and to the extent below.

Acquisition	Date	% Interest Acquired	Number of Clinics
Metro	October 31, 2024	50%	50
March 2024 Acquisition	March 29, 2024	50%	9

The Company’s acquisitions include future payments that are contingent upon the occurrence of future operational objectives being met. The Company estimates the fair value of contingent consideration obligations through valuation models designed to estimate the probability of such contingent payments based on various assumptions and incorporating estimated success rates. These fair value measurements are based on significant inputs not observable in the market. Substantial judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. The Company determined the fair value of its contingent consideration obligation to be $11.3 million and $0.2 million for MSO Metro LLC and the March 2024 Acquisition, at December 31, 2024 respectively.

The Company determined that these entities are variable interest entities and that it is the primary beneficiary of these VIEs. The Company consolidates the VIEs since it controls the management and operating activities that are most significant to the VIEs’ economic performance and its ownership interests expose the Company to the risks and benefits that could potentially be significant to each VIE.

The assets of the VIEs recognized in consolidation may only be used to settle obligations of each respective VIE and may not be used to satisfy claims of the Company, and the creditors of each VIE do not have recourse to the Company’s general credit.

The following table presents the assets and liabilities of the Company’s VIEs as of December 31, 2024, excluding intercompany balances that are eliminated in consolidation.

Assets and liabilities of the VIEs:

December 31, 2024
(In thousands)
Current assets	$9,660
Non-current assets	36,523
Total assets	$46,183

Current liabilities	$5,321
Non-current liabilities	28,817
Total liabilities	$34,138

Operating results of the VIEs

For the Year Ended
December 31, 2024
(In thousands)
Net revenue	$19,138
Operating cost:
Salaries and related costs	11,903
Rent, supplies, contract labor and other	4,883
Provision for credit losses	188
Total operating cost	16,974
Gross profit	2,164
Other expense	3
Income before taxes	$2,161

2023 Acquisitions

		% Interest	Number of
Acquisition	Date	Acquired	Clinics
October 2023 Acquisition	October 31, 2023	**	*
September 2023 Acquisition 1	September 29, 2023	70%	4
September 2023 Acquisition 2	September 29, 2023	70%	1
July 2023 Acquisition	July 31, 2023	70%	7
May 2023 Acquisition	May 31, 2023	45%	4
February 2023 Acquisition	February 28, 2023	80%	1

*	IIP business
**	On October 31, 2023, the Company concurrently acquired 100% of an IIP business and a 55% equity interest in the ergonomics software business (“October 2023 Acquisition”).

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

On February 28, 2023, the Company acquired an 80% interest in a one-clinic physical therapy practice. The practice’s owners retained 20% of the equity interests. The purchase price for the 80% equity interest was approximately $6.2 million, of which $5.8 million was paid in cash and $0.4 million in the form of a note payable. The note accrues interest at 4.5% per annum and the principal and interest were paid on February 28, 2025.

The purchase prices for the 2023 acquisitions has been allocated as follows.

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

On November 30, 2022, the Company acquired an 80% interest in a thirteen-clinic physical therapy practice. The practice’s owners retained 20% of the equity interests. The purchase price for the 80% equity interest was approximately $25.0 million, of which $24.2 million was paid in cash and $0.8 million in the form of a note payable. The note accrues interest at 7.0% per annum and the principal and interest was paid on November 30, 2024. As part of the acquisition, the Company agreed to additional contingent consideration of up to $1.6 million if future operational objectives were met. The future operational objectives were not met, and no additional payment was made.

On October 31, 2022, the Company acquired a 60% interest in a fourteen-clinic physical therapy practice. The practice’s owners retained 40% of the equity interests. The purchase price for the 60% equity interest was approximately $19.5 million, with additional contingent consideration if certain future operational objectives were met. The Company paid $9.7 million of additional contingent consideration related to this transaction on December 10, 2024.

On September 30, 2022, the Company acquired an 80% interest in a two-clinic physical therapy practice. The practice’s owners retained 20% of the equity interests. The purchase price for the 80% equity interest was approximately $4.2 million, of which $3.9 million was paid in cash and $0.3 million in the form of a note payable. The note accrues interest at 5.5% per annum and the principal and interest were paid on September 30, 2024.

On August 31, 2022, the Company acquired 70% interest in a six-clinic physical therapy practice. The practice’s owners retained 30% of the equity interests. The purchase price for the 70% equity interest was approximately $3.5 million, of which $3.3 million was paid in cash and $0.2 million in the form of a note payable. The note accrues interest at 5.5% per annum and the principal and interest were paid on August 31, 2024.

On March 31, 2022, the Company acquired a 70% interest in a six-clinic physical therapy practice. The practice’s owners retained 30% of the equity interests. The purchase price for the 70% equity interest was approximately $11.5 million, of which $11.2 million was paid in cash and $0.3 million in the form of a note payable. The note accrues interest at 3.5% per annum and the principal and interest were paid on March 31, 2024.

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

5. Acquisitions and Sales of Non-Controlling Interests

During 2024, the Company acquired additional interests in partnerships which are included in non-controlling interests - permanent equity. The additional interests purchased in each of the partnerships ranged from 0.1% to 35.0%. The aggregated purchase price for acquired non-controlling interests – permanent equity was $0.8 million. The Company also sold interests in six partnerships for an aggregate price of $0.3 million. The non-controlling interests - permanent equity sold in each of the partnerships ranged from 0.15% to 10.0%.

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

6. Redeemable Non-Controlling Interest

In most of the Company’s acquired partnerships, the former practice owner retains an equity interest in our subsidiary which the Company is required to purchase upon the exercise of either the put right or the call right. The applicable purchase price is calculated per the terms of the respective agreements and classified as redeemable non-controlling interest (temporary equity) in our consolidated balance sheets.  The terms and conditions regarding repurchase rights and obligations for most of the redeemable con-controlling interests, are summarized below under “Physical Therapy Practice Acquisitions”.  However, the Company has an agreement that provides for different rights and obligations regarding the particular redeemable non-controlling interests involved in that agreement – described below under “ProgressiveHealth Acquisition”.

Physical Therapy Practice Acquisitions

When the Company acquires a majority interest (the “Acquisition”) in a physical therapy clinic (referred to as “Therapy Practice”), these Therapy Practice transactions typically occur in a series of steps which are described below.

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

3.	The Company enters into an agreement (the “Purchase Agreement”) to acquire from the Seller Entity a majority (ranges from 50% to 90%) of the limited partnership interest and in all cases 100% of the general partnership interest in NewCo. The Company does not purchase 100% of the limited partnership interest because the Selling Shareholders, through the Seller Entity, want to maintain an ownership percentage. The consideration for the Acquisition is primarily payable in the form of cash at closing and a two-year note in lieu of an escrow (the “Purchase Price”). In some of the acquired therapy practice transactions, the Purchase Agreement contains an earn-out or other contingent consideration that is payable to the Seller Entity or the Selling Shareholders.

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

9.	The Non-Compete Term commences as of the date of the Acquisition and typically expires on the later of:

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

a.
In the event that any Selling Shareholder’s employment is terminated under certain circumstances prior to a specified number of years following the Closing Date, the Seller Entity thereafter may have an irrevocable right to cause the Company to purchase from Seller Entity the Terminated Selling Shareholder’s Allocable Percentage of Seller Entity’s Interest at the purchase price described in “3” below.

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

c.
In the event that any Selling Shareholder’s employment with NewCo is terminated for any reason on or after the specified date, the Seller Entity has the Put Right, and upon the exercise of the Put Right, the Terminated Selling Shareholder’s Allocable Percentage of Seller Entity’s Interest shall be redeemed by the Company at the purchase price described in “3” below.

2.	Call Right

a.
If any Selling Shareholder’s employment by NewCo is terminated prior to the specified date after the Closing Date, the Company thereafter has an irrevocable right to purchase from Seller Entity the Terminated Selling Shareholder’s Allocable Percentage of Seller Entity’s Interest, in each case at the purchase price described in “3” below.

b.
In the event that any Selling Shareholder’s employment with NewCo is terminated for any reason on or after the specified date, the Company has the Call Right, and upon the exercise of the Call Right, the Terminated Selling Shareholder’s Allocable Percentage of Seller Entity’s Interest shall be redeemed by the Company at the purchase price described in “3” below.

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

Carrying Amounts of Redeemable Non-Controlling Interests

For the years ended December 31, 2024, 2023 and 2022, the following table details the changes in the carrying amount (fair value) of the redeemable non-controlling interests.

	For the Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
	(In thousands)
Beginning balance	$174,828	$167,515	$155,262
Net income allocated to redeemable non-controlling interest	10,044	4,426	6,902
Distributions to redeemable non-controlling interest partners	(10,579)	(11,533)	(10,102)
Changes in the fair value of redeemable non-controlling interest	4,964	13,565	3,862
Purchases of redeemable non-controlling interest	(8,122)	(12,073)	(16,061)
Acquired interest	100,336	11,007	26,746
Contributed capital	-	-	231
Sales of redeemable non-controlling interest	1,969	5,012	1,982
Changes in notes receivable related to redeemable non-controlling interest	(1,016)	(3,091)	(1,901)
Reduction due to separation agreement	(3,033)	-	-
Adjustments in notes receivables related to the sales of redeemable non-controlling interest	(366)	-	594
Ending balance	$269,025	$174,828	$167,515

The following table categorizes the carrying amount (fair value) of the redeemable non-controlling interests.

	As of the Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
	(In thousands)
Contractual time period has lapsed but holder’s employment has not terminated	$74,668	$96,876	$75,688
Contractual time period has not lapsed and holder’s employment has not terminated	194,357	77,952	91,827
Holder’s employment has terminated and contractual time period has expired	-	-	-
Holder’s employment has terminated and contractual time period has not expired	-	-	-
	$269,025	$174,828	$167,515

7. Assets Held for Sale

In December 2024, the Company signed a non-binding Letter of Intent to sell an underperforming business unit within the physical therapy operations segment. The decision to divest was based on performance considerations and strategic realignment.

As of December 31, 2024, the business unit met the criteria for classification as held for sale under ASC 360. A $2.4 million impairment charge was recorded to write down the disposal group’s carrying value to fair value, less estimated costs to sell. The impairment was included in Impairment of assets held for sale on the consolidated statements of net income.  The impairment charges primarily related to intangible assets. Assets held for sale were valued at $0.6 million on December 31, 2024, and have been presented within other current assets in the accompanying balance sheets.

The transaction closed in February 2025 and the financial impact will be recognized accordingly.

8. Goodwill

The changes in the carrying amount of goodwill consisted of the following.

	For the Year Ended
	December 31, 2024	December 31, 2023
	(In thousands)
Beginning balance	$509,571	$494,101
Acquisitions	164,529	28,083
Adjustments for purchase price allocation of businesses acquired in prior year	(6,551)	3,187
Impairment charges	-	(15,800)
Other	(397)	-
Ending balance	$667,152	$509,571

The Company recorded a charge for goodwill impairment of $15.8 million during the year ended December 31, 2023 related to a unit in the IIP business.

9. Intangible Assets, net

The Company’s intangible assets, net, consisted of the following.

	As of the Year Ended
	December 31, 2024			December 31, 2023
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Customer and referral relationships	$156,747	$(39,218)	$117,529	$93,658	$(30,414)	$63,244
Tradenames	57,041	-	57,041	44,573	-	44,573
Non-compete agreements	13,077	(8,336)	4,741	9,459	(7,594)	1,865
	$226,865	$(47,554)	$179,311	$147,690	$(38,008)	$109,682

Tradenames, customer and referral relationships and non-compete agreements are related to the businesses acquired. The value assigned to tradenames has an indefinite life and is tested at least annually for impairment using the relief from royalty method in conjunction with the Company’s annual goodwill impairment test. The value assigned to customer and referral relationships is being amortized over their respective estimated useful lives which range from 6 to 15 years. Non-compete agreements are amortized over the respective terms of the agreements which range from 5 to 6 years. The weighted average amortization period for customer and referral relationships was 12.9 years for the year ended December 31, 2024 and 12.7 years for the year ended December 31, 2023. The weighted average amortization period for non-compete agreements was 5.3 years for the years ended December 31, 2024, and 5.6 years for December 31, 2023. During the year ended December 31, 2024, the Company recognized charges of $2.0 million related to the impairment of assets held for sale. During the year ended December 31, 2023, the Company recognized a charge of $1.7 million related to the impairment of a tradename related to an IIP acquisition. These impairment losses are presented in the impairment of goodwill and other intangible assets and impairment of assets held for sale in the Consolidated Statements of Income.

The following table details the amount of amortization expense recorded for intangible assets for the periods presented.

	For the Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
	(In thousands)
Customer and referral relationships	$8,804	$6,678	$5,974
Non-compete agreements	742	595	549
	$9,546	$7,273	$6,523

The remaining balances of the customer and referral relationships and non-compete agreements are expected to be amortized as follows.

For the Year Ending December 31,	Customer and Referral Relationships	Non-Compete Agreements
	(In thousands)
2025	$11,878	$1,133
2026	11,409	995
2027	11,246	869
2028	10,978	790
2029	10,599	584
Thereafter	$61,419	$370

10. Accrued Expenses

Accrued expenses consisted of the following for the periods presented.

	As of the Year Ended
	December 31, 2024	December 31, 2023
	(In thousands)
Salaries and related costs	$34,886	$25,641
Credit balances due to patients and payors	6,359	8,847
Group health insurance claims	2,462	2,301
Federal income taxes payable	4,544	1,006
Contingency payable	3,043	12,285
Other property taxes payable	371	355
Interest payable	402	235
Closure costs	2,828	231
Other	4,618	4,443
	$59,513	$55,344

11. Borrowings

Amounts outstanding under the Credit Agreement (as defined above) and notes payable consisted of the following.

	As of the Year Ended
	December 31, 2024			December 31, 2023
	Principal Amount	Unamortized Debt Issuance Cost	Net Debt	Principal Amount	Unamortized Debt Issuance Cost	Net Debt
	(In thousands)
Term Facility	$140,625	$(1,049)	$139,576	$144,375	$(1,468)	$142,907
Revolving Facility	11,000	-	11,000	-	-	-
Other (1)	2,953	-	2,953	3,775	-	3,775
Total debt	154,578	(1,049)	153,529	148,150	(1,468)	146,682
Less: Current portion of long-term debt	11,422	(423)	10,999	8,111	(420)	7,691
Long-term debt, net of current portion	$143,156	$(626)	$142,530	$140,039	$(1,048)	$138,991

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

As of December 31, 2024, $140.6 million was outstanding on the Term Facility while $11.0 million was outstanding under the Revolving Facility resulting in $164.0 million of credit availability. As of December 31, 2024, the Company was in compliance with all of the covenants contained in the Credit Agreement.

The Company generally enters into various notes payable as a means of financing a portion of its acquisitions and purchasing of non- controlling interests. In conjunction with these transactions in 2024 and 2023, the Company entered into notes payable in the aggregate amount of $2.9 million of which an aggregate principal payment of $2.0 million will be paid in 2025, $0.9 million is due in 2026. Interest accrues in the range of 3.25% to 8.5% per annum and is payable with each principal installment.

12. Derivative Instruments

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

Savings from the interest rate swap arrangement totaled $3.4 million for the year ended December 31, 2024, and less than $3.3 million for the year ended December 31, 2023. These savings reduce the amount of interest expense, debt and other in the accompanying consolidated statements of income.

The impacts of the Company’s derivative instruments on the accompanying Consolidated Statements of Comprehensive Income are presented in the table below.

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022

Net income	$45,600	$37,220	$43,407
Other comprehensive income
Unrealized (loss) gain on cash flow hedge	23	(1,642)	5,378
Tax effect at statutory rate (federal and state)	(6)	420	(1,374)
Comprehensive income	$45,617	$35,998	$47,411
Comprehensive income attributable to non-controlling interest	(14,176)	(8,981)	(11,249)
Comprehensive income attributable to USPH shareholders	$31,441	$27,017	$36,162

The valuations of the Company’s interest rate derivatives are measured as the present value of all expected future cash flows based on SOFR-based yield curves. The present value calculation uses discount rates that have been adjusted to reflect the credit quality of the Company and its counterparty, which is a Level 2 fair value measurement.

The carrying and fair value of the Company’s interest rate derivatives (included in other current assets and other assets) were as follows:

	As of the Year Ended
	December 31, 2024	December 31, 2023
	(In thousands)
Other current assets	$1,752	$2,663
Other assets	2,006	1,073
	$3,758	$3,736

13. Leases

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

The components of lease expense were as follows.

	For the Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
	(In thousands)
Operating lease cost	$41,751	$38,559	$35,154
Short-term lease cost	1,163	1,353	1,049
Variable lease cost	9,739	9,438	6,779
Sublease income	(481)	(526)	(492)
Total lease cost	$52,172	$48,824	$42,490

Lease costs are reflected in the consolidated statements of net income in the line item — rent, supplies, contract labor and other.

The supplemental cash flow information related to leases was as follows.

	For the Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
	(In thousands)
Cash paid for amounts included in the measurement of operating lease liabilities	$42,934	$39,813	$36,136
Right-of-use assets obtained in exchange for new operating lease liabilities	$70,729	$36,264	$40,502

The aggregate future lease payments for operating leases as of December 31, 2024, were as follows.

Fiscal Year	Amount (In thousands)
2025	$45,290
2026	37,572
2027	28,363
2028	18,999
2029 and thereafter	27,424
Total lease payments	$157,648
Less: imputed interest	15,945
Total operating lease liabilities	$141,703

Average lease terms and discount rates were as follows:

	As of the Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Weighted-average remaining lease term	4.5 years	3.9 years	4.1 Years
Weighted-average discount rate	4.7%	4.0%	2.9%

14. Income Taxes

Significant components of deferred tax assets and liabilities included in the consolidated balance sheets as of the periods below were as follows.

	As of the Year Ended
	December 31, 2024	December 31, 2023
	(In thousands)
Deferred tax assets:
Compensation	$2,370	$1,680
Provision for credit losses	747	574
Lease obligations - including closed clinics	36,205	28,592
Deferred tax assets	$39,322	$30,846
Deferred tax liabilities:
Depreciation and amortization	$(32,392)	$(27,290)
Operating lease right-of-use assets	(34,221)	(26,427)
Gain on cash flow hedge	(960)	(955)
Change in revaluation of put-right liability	(638)	(586)
Other	(576)	(403)
Deferred tax liabilities	(68,787)	(55,661)
Net deferred tax liabilities	$(29,465)	$(24,815)

The deferred tax assets and liabilities related to purchased interests not yet finalized may result in an adjustment.

As of December 31, 2024, the Company has a federal tax payable of $4.5 million, which is included in accrued expenses in the accompanying balance sheet, and state tax receivables of $0.9 million, which is included in other current assets in the accompanying balance sheet.

The differences between the federal tax rate and the Company’s effective tax rate for the years ended December 31, were as follows for the periods presented:

	For the Year Ended
	December 31, 2024		December 31, 2023		December 31, 2022
	(In thousands)
U.S. tax at statutory rate	$9,667	21.0%	$8,483	21.0%	$9,307	21.0%
State income taxes, net of federal benefit	2,945	6.4%	2,135	5.3%	2,079	4.7%
Shortfall (excess) equity compensation deduction	75	0.2%	123	0.3%	149	0.3%
Non-deductible expenses	907	2.0%	710	1.8%	629	1.4%
Return to provision adjustments	1,015	2.1%	705	1.7%	-	0.0%
	$14,609	31.7%	$12,156	30.1%	$12,164	27.4%

Significant components of the provision for income taxes were as follows for the periods presented.

	For the Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
	(In thousands)
Current:
Federal	$5,805	$6,996	$(770)
State	3,930	512	518
Total current	9,735	7,508	(252)
Deferred:
Federal	4,006	3,819	9,933
State	868	829	2,483
Total deferred	4,874	4,648	12,416
Total income tax provision	$14,609	$12,156	$12,164

For 2024, 2023 and 2022, the Company performed a detailed reconciliation of its federal and state taxes payable and receivable accounts along with its federal and state deferred tax asset and liability accounts. The Company considers this reconciliation process to be an annual control.

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

The Company’s U.S. federal returns remain open to examination for 2021 through 2023 and U.S. state jurisdictions are open for periods ranging from 2020 through 2023.

The Company does not believe that it has any significant uncertain tax positions at December 31, 2024 and December 31, 2023, nor is this expected to change within the next twelve months due to the settlement and expiration of statutes of limitation.

The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits nor was any interest expense recognized during the years ended December 31, 2024, 2023 and 2022.

15. Segment Information

The Company’s reportable segments include the physical therapy operations segment and the IIP segment. Also included in the physical therapy operations segment are revenues from management contract services and other services which include services the Company provides on-site, such as athletic trainers for schools.

Physical Therapy Operations

The physical therapy operations segment primarily operates through subsidiary clinic partnerships (“Clinic Partnerships”), in which the Company generally owns a 1% general partnership interest in all the Clinic Partnerships. The Company’s limited partnership interests generally range from 65% to 75% (the range is 10% - 99%) in the Clinic Partnerships. The managing therapist of each clinic owns, directly or indirectly, the remaining limited partnership interest in most of the clinics (hereinafter referred to as “Clinic Partnerships”). Some of the Clinic Partnerships serve as management services organizations which manage and provide staffing and a variety of administrative services to physical therapy provider entities in which the Company does not have an ownership interest. These Clinic Partnerships similarly are owned collectively by the Company and one or more physical therapists who are involved in the management of the operations. To a lesser extent, the Company operates some clinics, through wholly-owned subsidiaries (hereinafter referred to as “Wholly-Owned Facilities”).

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

Segment Financials

The Company, including its chief operating decision maker, the Chief Executive Officer, uses gross profit in its budget-to-actual, forecasting, and other analytical processes to assess segment performance and allocate resources. The Company has provided additional information regarding its reportable segments which contributes to the understanding of the Company and provides useful information.

	For the Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
	(In thousands)
Net revenue:
Physical therapy operations	$574,433	$526,548	$476,092
Industrial injury prevention services	96,912	78,254	77,052
Total Company	$671,345	$604,802	$553,144

Operating Costs:
Salaries and related costs:
Physical therapy operations	$337,466	$302,765	$272,360
Industrial injury prevention services	61,928	50,625	46,831
Total salaries and related costs	$399,394	$353,390	$319,191
Rent supplies, contract labor and other:
Physical therapy operations	$105,019	$97,873	$88,523
Industrial injury prevention services	13,891	10,723	13,847
Total rent, supplies, contract labor and other	$118,910	$108,596	$102,370
Depreciation and amortization:
Physical therapy operations	$16,741	$14,542	$13,563
Industrial injury prevention services	1,112	418	376
Total depreciation and amortization	$17,853	$14,960	$13,939
Provision for credit losses:
Physical therapy operations	$6,904	$6,129	$5,517
Industrial injury prevention services	8	43	31
Total provision for credit losses	$6,912	$6,172	$5,548
Clinic closure costs:
Physical therapy operations	$4,355	$175	$72
Industrial injury prevention services	-	-	-
Total clinic closure costs	$4,355	$175	$72
Total Company	$547,424	$483,293	$441,120

Gross profit:
Physical therapy operations	$103,948	$105,064	$96,057
Industrial injury prevention services	19,973	16,445	15,967
Total Company	$123,921	$121,509	$112,024

Impairment of goodwill and other intangible assets
Industrial injury prevention services	$-	$17,495	$9,112
Total impairment of goodwill and other intangible assets	$-	$17,495	$9,112

Impairment of assets held for sale
Physical therapy operations	$2,418	$-	$-
Total impairment of assets held for sale	$2,418	$-	$-

Unallocated amounts
Corporate office costs	$58,290	$51,953	$46,111
Interest expense, debt and other	8,015	9,303	5,779
Interest income from investments	(3,941)	(3,774)	-
Change in fair value of contingent earn-out consideration	219	1,550	(2,520)
Change in revaluation of put-right liability	82	(2,582)	5
Equity in earnings of unconsolidated affiliate	(1,014)	(955)	(1,175)
Relief Funds	-	(467)	-
Other	(357)	(390)	(859)
Total unallocated amounts	$61,294	$54,638	$47,341
Income before taxes	$60,209	$49,376	$55,571

Assets:
Goodwill:
Physical therapy operations	$595,519	$437,413	$408,705
Industrial injury prevention services	71,633	72,158	85,396
Total goodwill	$667,152	$509,571	$494,101
All other assets:
Physical therapy operations	452,905	$398,272	$263,131
Industrial injury prevention services	47,410	89,395	100,922
Total all other assets	500,315	487,667	364,053
Total Assets	$1,167,467	$997,238	$858,154

16. Investment in Unconsolidated Affiliate

Through one of its subsidiaries, the Company has a 49% joint venture interest in a company which provides physical therapy services for patients at hospitals. The Company is deemed to not have a controlling interest in the company, and therefore the Company’s investment is accounted for using the equity method of accounting. The investment balance of this joint venture as of December 31, 2024, is $12.2 million and the earnings amounted to approximately $1.0 million for the year ended December 31, 2024. The investment balance of this joint venture as of December 31, 2023, was $12.3 million and the earnings amounted to approximately $1.0 million for the year ended December 31, 2023.

17. Equity Based Plans

U.S. Physical Therapy Stock Incentive Plans

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

Amended and Restated 2003 Stock Option Plan

The Amended and Restated 2003 Stock Option Plan (the “Amended 2003 Plan”) permits the Company to grant to key employees and outside directors of the Company incentive and non-qualified options and shares of restricted stock covering up to 2,600,000 shares of common stock (subject to proportionate adjustments in the event of stock dividends, splits, and similar corporate transactions). As of December 31, 2024, there were 0.4 million shares remaining that can be subject to new awards under the Amended 2003 Plan.

Stock-based compensation expense related to the U.S. Physical Therapy Stock Incentive Plans was approximately $7.8 million, $7.2 million, and $7.3 million for the years ended December 31, 2024, 2023 and 2022 respectively. As of December 31, 2024, the remaining $10.4 million compensation expense will be recognized over a weighted average period of 2.38 years.

Restricted Stock Awards

During 2024, 2023 and 2022, the Company granted the following shares of restricted stock to directors, officers, and employees pursuant to its equity plans as follows:

		Weighted Average Fair
Year Granted	Number of Shares	Value Per Share
2024	90,810	$101.30
2023	73,384	$102.79
2022	95,316	$100.08

During 2024, 2023 and 2022, the following shares were cancelled due to employee terminations prior to restrictions lapsing:

		Weighted Average Fair
Year Cancelled	Number of Shares	Value Per Share
2024	2,339	$103.81
2023	4,086	$103.99
2022	5,180	$109.42

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

There were 140,276 and 124,638 shares outstanding as of December 31, 2024, and December 31, 2023, respectively, for which restrictions had not lapsed. The restrictions will lapse from 2025 through 2028.

Metro Equity Incentive Plan

The MSO Metro LLC 2024 Incentive Plan (“Metro Plan”) was approved on October 31, 2024. The Metro Plan permits MSO Metro to grant to employee participants up to 5,000 Units of MSO Metro upon the attainment of certain EBITDA thresholds, subject to continuous employment. Upon vesting, the Units will contain both a call right and a put right at a fixed price based on the level of EBITDA that is reached. As the Units are subject to repurchase upon issuance at a fixed purchase price, the share-based compensation is classified as a liability.

The following table summarizes the Metro Plan activity during the year ended December 31, 2024:

	Number of Units	Grant-Date Fair Value per Unit
Unvested as of December 31, 2023	-	-
Granted	4,650	$1,530
Vested	-	-
Unvested as of December 31, 2024	4,650	$1,530

The Company recognized $0.2 million of compensation expense related to the Metro Plan in 2024. Unrecognized compensation expense related to the Metro Plan was $5.7 million as of December 31, 2024, to be amortized over a remaining period of approximately 5.0 years.

18. Preferred and Common Stock

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

In November 2023, the Board terminated the March 2009 Authorization such that any such proposed repurchase of our common stock would be considered and determined by the Board at such time. The Company did not purchase any shares of its common stock during 2024, 2023 or 2022.

In May 2023, the Company completed a secondary offering of 1,916,667 shares of its common stock at an offering price of $90.00 per share.  Upon completion of the offering, the Company received net proceeds of approximately $163.6 million, after deducting an underwriting discount of $8.6 million and recognizing related fees and expenses of $0.2 million.  A portion of the net proceeds was used to repay the $35.0 million then outstanding under the Company’s credit facility while the remainder was used primarily for additional acquisitions.

19. Defined Contribution Plan

The Company has several 401(k) profit sharing plans covering all employees with three months of service. For certain plans, the Company makes matching contributions. The Company may also make discretionary contributions of up to 50% of employee contributions. The Company did not make any discretionary contributions for the years ended December 31, 2024, 2023 and 2022.The Company matching contributions totaled $2.6 million, $2.2 million and $2.0 million, respectively, for the years ended December 31, 2024, 2023 and 2022.

20. Contingencies

The Company is a party to various legal actions, proceedings, and claims (some of which are not insured), and regulatory and other governmental audits and investigations in the ordinary course of our business.

21. Subsequent Events

On February 28, 2025, the Company acquired a 65% interest in a physical therapy practice with three clinic locations. The prior owners retained a 35% ownership interest.

On February 25, 2025, the Company’s Board of Directors raised the Company’s quarterly dividend rate from $0.44 per share to $0.45 per share. The dividend will be payable on April 11, 2025, to shareholders of record on March 14, 2025.
On February 3, 2025, the Company completed the sales process that began in 2024 for a business unit within the physical therapy operations segment. In connection with the sales process, the assets and liabilities of the clinics sold were revalued as of December 31, 2024, and an impairment of approximately $2.4 million was included in the accompanying Consolidated Statements of Net Income in Item 8. The sale closed at a price of $0.7 million.

FINANCIAL STATEMENT SCHEDULE*
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
(In Thousands)

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions		Balance at End of Period
YEAR ENDED DECEMBER 31, 2024:
Reserves and allowances deducted from asset accounts:
Allowance for credit losses(1)	$2,736	$6,912	-	$6,142	(2)	$3,506
YEAR ENDED DECEMBER 31, 2023:
Reserves and allowances deducted from asset accounts:
Allowance for credit losses (1)	$2,829	$6,172	-	$6,265	(2)	$2,736
YEAR ENDED DECEMBER 31, 2022:
Reserves and allowances deducted from asset accounts:
Allowance for credit losses	$2,768	$5,548	-	$5,487	(2)	$2,829

(1)	Related to patient accounts receivable and accounts receivable-other.
(2)	Uncollectible accounts written off, net of recoveries.

*	All other schedules are omitted because of the absence of conditions under which they are required or because the required information is shown in the financial statements or notes thereto.

ITEM 9.	CHANGES IN DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting can also be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, the risk. Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria described in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2024.

The Company’s internal control over financial reporting has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report included on page 51.

Changes in Internal Control over Financial Reporting

In October 2024, we entered into an Equity Interest Purchase Agreement with MSO Metro, LLC and become the managing member. As part of our ongoing integration activities, we are currently in the process of implementing internal controls and procedures at the new entity.

Except for the integration of the new entity noted above, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICATIONS THAT PREVENT INSPECTION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required in response to this Item 10 is incorporated herein by reference to our definitive proxy statement relating to our 2025 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year covered by this report.

ITEM 11.	EXECUTIVE COMPENSATION

The information required in response to this Item 11 is incorporated herein by reference to our definitive proxy statement relating to our 2025 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year covered by this report.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMEMNT AND RELATED STOCKHOLDER MATTERS

The information required in response to this Item 12 is incorporated herein by reference to our definitive proxy statement relating to our 2025 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year covered by this report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required in response to this Item 13 is incorporated herein by reference to our definitive proxy statement relating to our 2025 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year covered by this report.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required in response to this Item 14 is incorporated herein by reference to our definitive proxy statement relating to our 2025 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year covered by this report.

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

3.1	Articles of Incorporation of the Company [filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference].

3.2	Amendment to the Articles of Incorporation of the Company [filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference].

3.3	Bylaws of the Company, as amended [filed as an exhibit to the Company’s Form 10-KSB for the year ended December 31, 1993 and incorporated herein by reference—Commission File Number—1-11151].

4.1	Description of Company Securities [incorporated by reference to Exhibit 4.1 of the Company's Annual Report on Form 10-K filed with the SEC on February 28, 2020.]

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

10.3+
First Amendment to U.S. Physical Therapy, Inc. 2003 Stock Incentive Plan, (as amended and restated effective March 26, 2016) effective on March 1, 2022 [incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 4, 2022.]

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

10.11+
Amendment to Employment Agreement entered into as of March 26, 2020 by and between the Company and Christopher Reading [incorporated by reference to Exhibit 10.1 to the Company Current Report on Form 8-K filed with the SEC on March 26, 2020].

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

10.16
Third Amended and Restated Credit Agreement dated as of June 17, 2022 among the Company, as the borrower, and Bank of America, N.A., as Administrative Agent, Regions Capital Markets as Syndication Agent, BofA Securities Inc. and Regions Capital Markets as Joint Load Arrangers, BofA Securities Inc., as Sole Bookrunner and the lenders named therein. [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 10-Q filed with the SEC on June 21, 2022]

10.17+
Employment Agreement by and between the Company and Rick Binstein entered into on March 23, 2022 [incorporated by reference to Exhibit 10.1 to the Company Current Report on Form 8-K filed with the SEC on March 23, 2022]

10.18+
U. S. Physical Therapy, Inc. Objective Long-Term Incentive Plan for Senior Management for 2022, effective March 14, 2022 [incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K filed by U.S. Physical Therapy, Inc. on March 18, 2022]

10.19+
U. S. Physical Therapy, Inc. Discretionary Long-Term Incentive Plan for Senior Management for 2022, effective March 14, 2022 [incorporated by reference to Exhibit 99.2 of the Current Report on Form 8-K filed by U.S. Physical Therapy, Inc. on March 18, 2022]

10.20+
U. S. Physical Therapy, Inc. Objective Cash/RSA Bonus Plan for Senior Management for 2022, effective March 14, 2022 [incorporated by reference to Exhibit 99.3 of the Current Report on Form 8-K filed by U.S. Physical Therapy, Inc. on March 18, 2022]

10.21+
U. S. Physical Therapy, Inc. Discretionary Cash/RSA Bonus Plan for Senior Management for 2022, effective March 14, 2022 [incorporated by reference to Exhibit 99.4 of the Current Report on Form 8-K filed by U.S. Physical Therapy, Inc. on March 18, 2022]

10.22+
U. S. Physical Therapy, Inc. Objective Long-Term Incentive Plan for Senior Management for 2023, effective March 2, 2023 [incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K filed by U.S. Physical Therapy, Inc. on March 8, 2023]

10.23+
U. S. Physical Therapy, Inc. Discretionary Long-Term Incentive Plan for Senior Management for 2023, effective March 2, 2023 [incorporated by reference to Exhibit 99.2 of the Current Report on Form 8-K filed by U.S. Physical Therapy, Inc. on March 8, 2023]

10.24+
U. S. Physical Therapy, Inc. Objective Cash/RSA Bonus Plan for Senior Management for 2023, effective March 2, 2023 [incorporated by reference to Exhibit 99.3 of the Current Report on Form 8-K filed by U.S. Physical Therapy, Inc. on March 8, 2023]

10.25+
U. S. Physical Therapy, Inc. Discretionary Cash/RSA Bonus Plan for Senior Management for 2023, effective March 2, 2023 [incorporated by reference to Exhibit 99.4 of the Current Report on Form 8-K filed by U.S. Physical Therapy, Inc. on March 8, 2023]

10.26+
Employment Agreement entered into as of November 9, 2020 by and between U.S. Physical Therapy and Carey Hendrickson [incorporated by reference to Exhibit 10.1 to the Company Current Report on Form 8-K filed with the SEC on September 23, 2020.]

10.27+
U. S. Physical Therapy, Inc. Objective Long-Term Incentive Plan for Senior Management for 2024, effective March 6, 2024 [incorporated by reference to Exhibit 99.1 to the Company Current Report on Form 8-K filed with the SEC on March 7, 2024].

10.28+
U. S. Physical Therapy, Inc. Discretionary Long-Term Incentive Plan for Senior Management for 2024, effective March 6, 2024 [incorporated by reference to Exhibit 99.2 to the Company Current Report on Form 8-K filed with the SEC on March 7, 2024].

10.29+
U. S. Physical Therapy, Inc. Objective Cash/RSA Bonus Plan for Senior Management for 2024, effective March 6, 2024 [incorporated by reference to Exhibit 99.3 to the Company Current Report on Form 8-K filed with the SEC on March 7, 2024].

10.30+
U. S. Physical Therapy, Inc. Discretionary Cash/RSA Bonus Plan for Senior Management for 2024, effective March 6, 2024 [incorporated by reference to Exhibit 99.4 to the Company Current Report on Form 8-K filed with the SEC on March 7, 2024].

10.31+
U. S. Physical Therapy, Inc. First Amendment to Third Amended and Restated Employment Agreement, entered into as of May 27, 2024, by and between the Company and Christopher Reading [incorporated by reference to Exhibit 99.1 to the Company Current Report on Form 8-K filed with the SEC on May 31, 2024].

10.32+
U. S. Physical Therapy, Inc. First Amendment to Employment Agreement, entered into as of May 27, 2024, by and between the Company and Eric Williams [incorporated by reference to Exhibit 99.2 to the Company Current Report on Form 8-K filed with the SEC on May 31, 2024].

10.33+
U. S. Physical Therapy, Inc. First Amendment to Amended and Restated Employment Agreement, entered into as of May 27, 2024, by and between the Company and Graham Reeve [incorporated by reference to Exhibit 99.3 to the Company Current Report on Form 8-K filed with the SEC on May 31, 2024].

10.34+
U. S. Physical Therapy, Inc. First Amendment to Employment Agreement, entered as of May 27, 2024, by and between the Company and Carey Hendrickson [incorporated by reference to Exhibit 99.4 to the Company Current Report on Form 8-K filed with the SEC on May 31, 2024].

10.35+
U. S. Physical Therapy, Inc. First Amendment to Amended and Restated Employment Agreement, entered as of May 27, 2024, by and between the Company and Richard Binstein [incorporated by reference to Exhibit 99.5 to the Company Current Report on Form 8-K filed with the SEC on May 31, 2024].

10.36*	Equity Interest Purchase Agreement dated as of October 7, 2024 among U.S. Physical Therapy, Ltd., MSO Metro, LLC, the member of MSO Metro, LLC and Michael G. Mayrsohn as Sellers’ Representative.

10.37
Second Amendment to the Credit Agreement dated as of September 27, 2024 among the Company, as the borrower, and Bank of America, N.A., as Administrative Agent, Regions Capital Markets as Syndication Agent, BofA Securities Inc. and Regions Capital Markets as Joint Load Arrangers, BofA Securities Inc., as Sole Bookrunner and the lenders named therein [incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by U.S. Physical Therapy, Inc. on November 8, 2024].

10.38+*	Form of Amendment to the Restricted Stock Agreements.

10.39+*	Form of Restricted Stock Agreement.

Number	Description
21.1*	Subsidiaries of the Registrant

23.1*	Consent of Independent Registered Public Accounting Firm—Grant Thornton LLP

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1*
Certification of Periodic Report of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1
U.S. Physical Therapy Compensation Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2023 filed with SEC on February 29, 2024)

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

FINANCIAL STATEMENT SCHEDULE*
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
(In Thousands)

	Balance at	Additions Charged	Additions Charged			Balance at
	Beginning of Period	to Costs and Expenses	to Other Accounts	Deductions		End of Period
YEAR ENDED DECEMBER 31, 2024:
Reserves and allowances deducted from asset accounts:
Allowance for credit losses (1)	$2,736	$6,912	-	$6,142	(2)	$3,506
YEAR ENDED DECEMBER 31, 2023:
Reserves and allowances deducted from asset accounts:
Allowance for credit losses (1)	$2,829	$6,172	-	$6,265	(2)	$2,736
YEAR ENDED DECEMBER 31, 2022:
Reserves and allowances deducted from asset accounts:
Allowance for credit losses	$2,768	$5,548	-	$5,487	(2)	$2,829

(1)	Related to patient accounts receivable and accounts receivable-other.
(2)	Uncollectible accounts written off, net of recoveries.

*	All other schedules are omitted because of the absence of conditions under which they are required or because the required information is shown in the financial statements or notes thereto.

ITEM 16.	FORM 10-K SUMMARY

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

Date: March 3, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of the date indicated above.

/s/ Carey Hendrickson	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 3, 2025
Carey Hendrickson

/s/ Chris J. Reading	Chief Executive Officer, and Chairman of the Board of Directors (Principal Executive Officer)	March 3, 2025
Chris J. Reading

/s/ Bernard A. Harris	Lead Independent Director	March 3, 2025
Dr. Bernard A. Harris, Jr.

/s/ Kathleen A. Gilmartin	Director	March 3, 2025
Kathleen A. Gilmartin

/s/ Anne B. Motsenbocker	Director	March 3, 2025
Anne Motsenbocker

/s/ Regg E. Swanson	Director	March 3, 2025
Reginald E. Swanson

/s/ Clayton K. Trier	Director	March 3, 2025
Clayton K. Trier

/s/ Nancy J. Ham	Director	March 3, 2025
Nancy J. Ham