Form 10-Q
period 2025-03-31
U S PHYSICAL THERAPY INC /NV
filed 2025-05-09
CIK 885978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025
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

As of May 9, 2025, the number of shares outstanding (issued less treasury stock) of the registrant’s common stock, par value $.01 per share, was: 15,191,689.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	March 31, 2025	December 31, 2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$39,183	$41,362
Patient accounts receivable, less provision for credit losses of $3,620 and $3,506, respectively	64,760	59,040
Accounts receivable - other	26,136	26,626
Other current assets	15,274	10,555
Total current assets	145,353	137,583
Fixed assets:
Furniture and equipment	68,802	68,128
Leasehold improvements	53,504	51,105
Fixed assets, gross	122,306	119,233
Less accumulated depreciation and amortization	(89,542)	(87,093)
Fixed assets, net	32,764	32,140
Operating lease right-of-use assets	133,197	133,936
Investment in unconsolidated affiliate	12,273	12,190
Goodwill	674,387	667,152
Other identifiable intangible assets, net	177,328	179,311
Other assets	4,385	5,155
Total assets	$1,179,687	$1,167,467

LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST, USPH SHAREHOLDERS’ EQUITY AND NON-CONTROLLING INTEREST
Current liabilities:
Accounts payable - trade	$6,088	$5,936
Accrued expenses	68,326	59,513
Current portion of operating lease liabilities	40,124	39,835
Current portion of term loan and notes payable	9,257	10,999
Total current liabilities	123,795	116,283
Notes payable, net of current portion	387	903
Revolving facility	28,000	11,000
Term loan, net of current portion and deferred financing costs	128,851	130,627
Deferred taxes	34,055	29,465
Operating lease liabilities, net of current portion	100,688	101,868
Other long-term liabilities	4,903	18,275
Total liabilities	420,679	408,421

Redeemable non-controlling interest - temporary equity	260,047	269,025

Commitments and Contingencies

U.S. Physical Therapy, Inc. (“USPH”) shareholders’ equity:
Preferred stock, $0.01 par value, 500,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.01 par value, 20,000,000 shares authorized, 17,406,426 and 17,309,120 shares issued, respectively	172	172
Additional paid-in capital	292,773	290,321
Accumulated other comprehensive gain	1,783	2,799
Retained earnings	234,161	227,265
Treasury stock at cost, 2,214,737 shares	(31,628)	(31,628)
Total USPH shareholders’ equity	497,261	488,929
Non-controlling interest - permanent equity	1,700	1,092
Total USPH shareholders’ equity and non-controlling interest - permanent equity	498,961	490,021
Total liabilities, redeemable non-controlling interest, USPH shareholders’ equity and non-controlling interest - permanent equity	$1,179,687	$1,167,467

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF NET INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended
	March 31, 2025	March 31, 2024

Net patient revenue	$152,547	$131,075
Other revenue	31,241	24,600
Net revenue	183,788	155,675
Operating cost:
Salaries and related costs	111,249	93,731
Rent, supplies, contract labor and other	33,844	27,904
Depreciation and amortization	5,540	3,885
Provision for credit losses	1,848	1,627
Clinic closure costs - lease and other	242	127
Total operating cost	152,723	127,274

Gross profit	31,065	28,401

Corporate office costs	16,245	14,085
Gain on change in fair value of contingent earn-out consideration	(4,822)	(612)
Operating income	19,642	14,928

Other (expense) income
Interest expense, debt and other	(2,279)	(1,968)
Interest income from investments	24	1,543
Change in revaluation of put-right liability	(404)	(80)
Equity in earnings of unconsolidated affiliate	393	271
Loss on sale of a partnership	(123)	-
Other	75	62
Total other expense	(2,314)	(172)
Income before taxes	17,328	14,756

Provision for income taxes	3,860	3,139

Net income	13,468	11,617

Less: Net income attributable to non-controlling interest:
Redeemable non-controlling interest - temporary equity	(2,012)	(2,227)
Non-controlling interest - permanent equity	(1,557)	(1,344)
	(3,569)	(3,571)

Net income attributable to USPH shareholders	$9,899	$8,046

Basic and diluted earnings per share attributable to USPH shareholders	$0.80	$0.46

Shares used in computation - basic and diluted	15,132	15,017

Dividends declared per common share	$0.45	$0.44

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS)

	Three Months Ended
	March 31, 2025	March 31, 2024

Net income	$13,468	$11,617
Other comprehensive gain:
Unrealized (loss) gain on cash flow hedge	(1,331)	1,781
Tax effect at statutory rate (federal and state)	340	(455)
Comprehensive income	$12,477	$12,943

Comprehensive income attributable to non-controlling interest	(3,569)	(3,571)
Comprehensive income attributable to USPH shareholders	$8,908	$9,372

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Three Months Ended
	March 31, 2025	March 31, 2024
OPERATING ACTIVITIES
Net income including non-controlling interest	$13,468	$11,617
Adjustments to reconcile net income including non-controlling interest to net cash provided by operating activities:
Depreciation and amortization	5,867	4,095
Provision for credit losses	1,848	1,627
Equity-based awards compensation expense	1,771	1,997
Amortization of debt issue costs	106	106
Change in deferred income taxes	5,242	1,943
Change in revaluation of put-right liability	404	80
Gain on change in fair value of contingent earn-out consideration	(4,822)	(612)
Equity of earnings in unconsolidated affiliate	(393)	(271)
Loss on sale of fixed assets	-	5
Loss on sale of a partnership	123	-
Changes in operating assets and liabilities:
Increase in patient accounts receivable	(7,341)	(5,124)
Decrease (increase) in accounts receivable - other	774	(3,985)
Increase in other current and long term assets	(6,209)	(433)
Decrease in accounts payable and accrued expenses	(14,229)	(6,678)
(Decrease) increase in long term liabilities	(1,284)	52
Net cash (used in) provided by operating activities	(4,675)	4,419

INVESTING ACTIVITIES
Purchase of fixed assets	(2,579)	(1,838)
Purchase of majority interest in businesses, net of cash acquired	(4,211)	(15,971)
Purchase of redeemable non-controlling interest, temporary equity	(907)	(2,702)
Purchase of non controlling interest, permanent equity	-	(498)
Proceeds from the sale of partnership interest - redeemable non-controlling interest, temporary equity	15	67
Proceeds from the sale of non-controlling interest, permanent equity	-	23
Proceeds from sale of partnership	700	-
Distributions from unconsolidated affiliate	310	367
Other	44	88
Net cash (used in) investing activities	(6,628)	(20,464)

FINANCING ACTIVITIES
Proceeds from revolving facility	17,000	-
Distributions to non-controlling interest, permanent and temporary equity	(3,653)	(3,160)
Payments on term loan	(3,750)	(938)
Principal payments on notes payable	(473)	(392)
Net cash provided by (used in) financing activities	9,124	(4,490)

Net (decrease) in cash and cash equivalents	(2,179)	(20,535)
Cash and cash equivalents - beginning of period	41,362	152,825
Cash and cash equivalents - end of period	$39,183	$132,290

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$7,359	$367
Interest paid	2,205	1,844
Non-cash investing and financing transactions during the period:
Purchase of businesses - seller financing portion	-	500
Purchase of redeemable non-controlling interest, temporary equity, recorded in accrued liabilities	6,672	-
Fair market value of initial contingent consideration related to purchase of businesses	1,259	-
Notes payable related to purchase of redeemable non-controlling interest, temporary equity	89	-
Notes receivable related to sale of redeemable non-controlling interest	646	315
Notes receivable related to the sale of non-controlling interest, permanent equity	-	243
Offset to notes receivable associated with purchase of redeemable non-controlling interest	180	75
Dividends payable to USPH shareholders	6,836	6,630

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(IN THOUSANDS)

	Common Stock		Additional	Accumulated Other	Retained	Treasury Stock		Total Shareholders’	Non-Controlling
	Shares	Amount	Paid-In Capital	Comprehensive Gain	Earnings	Shares	Amount	Equity	Interests	Total

Balance December 31, 2024	17,309	$172	$290,321	$2,799	$227,265	(2,215)	$(31,628)	$488,929	$1,092	$490,021
Net income attributable to USPH shareholders	-	-	-	-	9,899	-	-	9,899	-	9,899
Net income attributable to non-controlling interest - permanent equity	-	-	-	-	-	-	-	-	1,557	1,557
Issuance of restricted stock, net of cancellations	97	-	-	-	-	-	-	-	-	-
Revaluation of redeemable non-controlling interest	-	-	-	-	2,903	-	-	2,903	-	2,903
Compensation expense - equity-based awards	-	-	1,731	-	-	-	-	1,731	-	1,731
Dividends payable to USPH shareholders	-	-	-	-	(6,836)	-	-	(6,836)	-	(6,836)
Distributions to non-controlling interest partners - permanent equity	-	-	-	-	-	-	-	-	(987)	(987)
Deferred taxes related to redeemable non-controlling interest - temporary equity	-	-	-	-	936	-	-	936	-	936
Other comprehensive gain	-	-	-	(991)	-	-	-	(991)	-	(991)
Transfer of compensation liability for certain stock issued pursuant to long-term incentive plans	-	-	721	-	-	-	-	721	-	721
Other	-	-	-	(25)	(6)	-	-	(31)	38	7
Balance March 31, 2025	17,406	172	292,773	1,783	234,161	(2,215)	(31,628)	497,261	1,700	498,961

	Common Stock		Additional	Accumulated Other	Retained	Treasury Stock		Total Shareholders’	Non-Controlling
	Shares	Amount	Paid-In Capital	Comprehensive Gain	Earnings	Shares	Amount	Equity	Interests	Total

Balance December 31, 2023	17,202	$172	$281,096	$2,782	$223,772	(2,215)	$(31,628)	$476,194	$1,216	$477,410
Net income attributable to USPH shareholders	-	-	-	-	8,046	-	-	8,046	-	8,046
Net income attributable to non-controlling interest - permanent equity	-	-	-	-	-	-	-	-	1,344	1,344
Issuance of restricted stock, net of cancellations	81	-	-	-	-	-	-	-	-	-
Revaluation of redeemable non-controlling interest	-	-	-	-	(1,439)	-	-	(1,439)	-	(1,439)
Compensation expense - equity-based awards	-	-	1,997	-	-	-	-	1,997	-	1,997
Sale of non-controlling interest	-	-	198	-	-	-	-	198	-	198
Purchase of partnership interests - non-controlling interest	-	-	(345)	-	-	-	-	(345)	(38)	(383)
Dividends payable to USPH shareholders	-	-	-	-	(6,630)	-	-	(6,630)	-	(6,630)
Distributions to non-controlling interest partners - permanent equity	-	-	-	-	-	-	-	-	(1,060)	(1,060)
Deferred taxes related to redeemable non-controlling interest - temporary equity	-	-	-	-	(175)	-	-	(175)	-	(175)
Other comprehensive gain	-	-	-	1,326	-	-	-	1,326	-	1,326
Transfer of compensation liability for certain stock issued pursuant to long-term incentive plans	-	-	600	-	-	-	-	600	-	600
Other	-	-	-	-	(1)	-	-	(1)	-	(1)
Balance March 31, 2024	17,283	172	283,546	4,108	223,573	(2,215)	(31,628)	479,771	1,462	481,233

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Significant Accounting Policies

Nature of Business

U.S. Physical Therapy, Inc. and its subsidiaries (the “Company”) operates its business through two reportable business segments. Our physical therapy operations consist of physical therapy and occupational therapy clinics that provide pre- and post-operative care and treatment for a variety of orthopedic-related disorders, and sports-related injuries, and rehabilitation of injured workers. Services provided by the industrial injury prevention services (“IIP”) segment include onsite services for clients’ employees including injury prevention and rehabilitation, performance optimization, post-offer employment testing, functional capacity evaluations and ergonomic assessments. The majority of IIP is contracted with and paid for directly by employers, including a number of Fortune 500 companies. IIP services are performed through Industrial Sports Medicine Professionals with specialized training related to the musculoskeletal system.

As of March 31, 2025, the Company operated and/or managed 736 clinics in 44 states. In addition to the foregoing 736 clinics, the Company also managed 37 hospital and/or physician owned physical therapy practices.

During the three months ended March 31, 2025, and for the year ended December 31, 2024, the Company completed the acquisitions of the following clinic practices and IIP businesses:

		% Interest	Number of
Acquisition	Date	Acquired	Clinics
February 2025 Acquisition	February 28, 2025	65%	3
November 2024 Acquisition	November 30, 2024	75%	8
October 2024 Acquisition	October 31, 2024	50%	50
August 2024 Acquisition	August 31, 2024	70%	8
April 2024 Acquisition	April 30, 2024	**	*
March 2024 Acquisition	March 29, 2024	50%	9

*	IIP business.
**	On April 30, 2024, one of our primary IIP businesses, Briotix Health Limited Partnership, acquired 100% of an IIP business.

Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions for Form 10-Q. However, the statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Management believes this report contains all necessary adjustments (consisting only of normal recurring adjustments) to present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the interim periods presented. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on March 3, 2025. Interim results are not necessarily indicative of the results the Company expects for the entire year. All significant intercompany transactions have been eliminated in consolidation.

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

Goodwill and other indefinite-lived intangible assets are not amortized but are instead subject to periodic impairment evaluations. The fair value of goodwill and other identifiable intangible assets with indefinite lives are evaluated for impairment at least annually and upon the occurrence of certain triggering events or conditions and are written down to fair value, if considered impaired. These events or conditions include but are not limited to a significant adverse change in the business environment, regulatory environment, or legal factors; a current period operating, or cash flow, combined with a history of such losses or a projection of continuing losses; or a sale or disposition of a significant portion of a reporting unit. The occurrence of one of these triggering events or conditions could result in an impairment assessment, necessitating an impairment charge. The Company evaluates indefinite-lived tradenames in conjunction with its annual goodwill impairment test.

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

For the three months ended March 31, 2025, no triggering events or indicators were identified that would require impairments of assets for such period. During the three and twelve months ended December 31, 2024, the Company recorded a non-cash impairment charge of $2.4 million related to assets held for sale (described in Note 5, Assets Held for Sale), of which $1.6 million was attributed to referral relationships, $0.5 million was attributed to tradename and $0.3 million was attributed to other assets, during the year ended  December 31, 2024.

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

Redeemable Non-Controlling Interest

The non-controlling interest that is reflected as redeemable non-controlling interest in the consolidated financial statements consists of those in which the owners and the Company have certain redemption rights, whether currently exercisable or not, and which currently, or in the future, require that the Company purchase or the owner sell the non-controlling interest held by the owner, if certain conditions are met.  The purchase price is derived via a predetermined formula based on a multiple of earnings performance as defined in the respective limited partnership agreements.  Most of these redemption rights can be triggered by the owner or the Company at such time as both of the following events have occurred: 1) termination of the owner’s employment, regardless of the reason for such termination, and 2) the passage of specified number of years after the closing of the transaction, typically three to five years, as defined in the limited partnership agreement or limited liability company agreement, as applicable. Other redemption rights can be triggered by the owner after the passage of a certain period of time. The redemption rights are not automatic or mandatory (even upon death) and require either the owner or the Company to exercise its rights when the conditions triggering the redemption rights have been satisfied.

On the date the Company acquires a controlling interest in a partnership, and the limited partnership agreement for such partnership contains redemption rights not under the control of the Company, the fair value of the non-controlling interest is recorded in the consolidated balance sheet under the caption—Redeemable non-controlling interest – temporary equity.  Then, in each reporting period thereafter until it is purchased by the Company, the redeemable non-controlling interest is adjusted to the greater of its then current redemption value or initial carrying value, based on the predetermined formula defined in the respective limited partnership agreement.  As a result, the value of the non-controlling interest is not adjusted below its initial carrying value.  The Company records any adjustment in the redemption value, net of tax, directly to retained earnings and these adjustments are not reflected in the consolidated statements of net income. Although the adjustments are not reflected in the consolidated statements of net income, current accounting rules require that the Company reflects the adjustments, net of tax, in the earnings per share calculation.  The amount of net income attributable to redeemable non-controlling interest owners is included in consolidated net income on the face of the consolidated statements of net income. Management believes the redemption value (i.e. the carrying amount) and fair value are the same.

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

During the three months ended March 31, 2025, the Company sold an interest of 3.0% in a partnership which is included in non-controlling interest, permanent equity, for an aggregate price of less than $0.1 million. During the year ended, December 31, 2024, the Company acquired additional interests in partnerships which are included in non-controlling interests - permanent equity. The additional interests purchased in each of the partnerships ranged from 0.1% to 35.0%. The aggregated purchase price for acquired non-controlling interests – permanent equity was $0.8 million. During the year ended December 31, 2024, the Company also sold interests in six partnerships for an aggregate price of $0.3 million. The non-controlling interests - permanent equity sold in each of the partnerships ranged from 0.15% to 10.0%.

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

Management contract revenue, which is also included in other revenue, is derived from contractual arrangements whereby the Company manages a clinic for unrelated physician groups and hospitals. Typically, revenue is determined based on the number of visits conducted at the clinic and recognized at a point in time when services are performed. Costs, typically consisting of salaries, are recorded when incurred. Management contract revenue was $2.5 million and $2.4 million for the three months ended March 31, 2025 and March 31, 2024, respectively.

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

Contractual Allowances

The allowance for estimated contractual adjustments is based on terms of payor contracts and historical collection and write-off experience. Contractual allowances result from the differences between the rates charged for services performed and expected reimbursements by both insurance companies and government sponsored healthcare programs for such services. Medicare regulations and the various third-party payors and managed care contracts are often complex and may include multiple reimbursement mechanisms payable for the services provided in Company clinics. The Company estimates contractual allowances based on its interpretation of the applicable regulations, payor contracts and historical calculations. Each month the Company estimates its contractual allowance for each clinic based on payor contracts and the historical collection experience of the clinic and applies an appropriate contractual allowance reserve percentage to the gross accounts receivable balances for each payor of the clinic. Based on the Company’s historical experience, calculating the contractual allowance reserve percentage at the payor level is sufficient to allow the Company to provide the necessary detail and accuracy with its collectability estimates. However, the services authorized, provided and related reimbursement are subject to interpretation that could result in payments that differ from the Company’s estimates. Payor terms are periodically revised necessitating continual review and assessment of the estimates made by management. The Company’s billing system does not capture the exact change in its contractual allowance reserve estimate from period to period. In order to assess the accuracy of its revenues, management regularly compares its cash collections to corresponding net revenues measured both in the aggregate and on a clinic-by-clinic basis. In the aggregate, historically the difference between net revenues and corresponding cash collections for any fiscal year has generally reflected a difference between approximately 1.0% to 1.5% of net revenues. As a result, the Company believes that a change in the contractual allowance reserve estimate would not likely be more than 1.0% to 1.5% on any balance sheet date.

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

The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits nor was any interest expense recognized during either the three months ended March 31, 2025, or March 31, 2024. The Company records any interest or penalties, if required, in interest and other expense, as appropriate.

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

The carrying amounts reported in the balance sheets for cash and cash equivalents, certain contingent earn-out payments, accounts receivable, accounts payable and notes payable approximate their fair values due to the short-term maturity of these financial instruments. The carrying amount of the debt under the Third Amended and Restated Credit Agreement (defined as “Credit Agreement” in Note 9) approximates the fair value due to the proximity of the debt issue date and the balance sheet date and the variable component of interest on debt. The interest rate on the Credit Agreement is tied to the Secured Overnight Financing Rate (“SOFR”) or the rate of interest in effect as publicly announced from time to time by Bank of America as its prime rate.

The put right expiring in 2027 is associated with the potential future purchase of a separate company within the Company’s IIP business. It is marked to fair value on a recurring basis using Level 3 inputs. In determining the value of the put right as of March 31, 2025, the Company used a Monte Carlo simulation model utilizing unobservable inputs including asset volatility of 20.0% and a discount rate of 11.27%. The value of this put right increased $0.4 million for the three months ended March 31, 2025. The put right was valued at approximately $1.4 million on March 31, 2025, and approximately $1.0 million on December 31, 2024.

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

The consideration for some of the Company’s acquisitions includes future payments that are contingent upon the occurrence of future operational or financial objectives being met. The Company estimates the fair value of contingent consideration obligations through valuation models designed to estimate the probability of such contingent payments based on various assumptions and incorporating estimated success rates. These fair value measurements are based on significant inputs not observable in the market. Substantial judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, changes in assumptions could have a material impact on the amount of contingent consideration expense the Company records in any given period. The Company determined the fair value of its contingent consideration obligations to be $14.0 million on March 31, 2025, and $17.6 million on December 31, 2024.

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

Recently Adopted Accounting Guidance

In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disclosure on an annual basis, a tabular reconciliation, including both amount and percentage of specific categories of the effective tax rate reconciliation, including state and local income taxes (net of Federal taxes), foreign taxes, effects of changes in tax laws and regulations, effects of cross-border tax laws, tax credits, changes in valuation allowances, nontaxable and nondeductible items and changes in unrecognized tax benefits. Additional disclosures are required for certain items exceeding five percent of income from continuing operations multiplied by the statutory income tax rate. The standard also requires disclosure of income taxes paid between Federal, state and foreign jurisdictions, including further disaggregation of those payments exceeding five percent of the total income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, and early adoption is permitted. The Company has adopted this standard as of January 1, 2025, and there was no significant impact on the Company’s consolidated financial statements.

Recent Accounting Guidance Not Yet Adopted

In November 2024, FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), which is intended to improve the disclosures of expenses by providing more detailed information about the types of expenses in commonly presented expense captions. The ASU requires entities to disclose the amounts of purchases of inventory, employee compensation, depreciation and intangible asset amortization included in each relevant expense caption; as well as a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. The amendment also requires disclosure of the total amount of selling expense and, in annual reporting periods, an entity’s definition of selling expenses.

The ASU is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027; however early adoption is permitted. The ASU can be applied either prospectively or retrospectively. The Company is currently reviewing the impact that ASU 2024-03 will have on the disclosures in our consolidated financial statements.

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

The computation of basic and diluted earnings per share are as follows.

	Three Months Ended
	March 31, 2025	March 31, 2024
Earnings per Share	(In thousands, except per share data)
Computation of earnings per share - USPH shareholders:
Net income attributable to USPH shareholders	$9,899	$8,046
Charges to retained earnings:
Revaluation of redeemable non-controlling interest	2,903	(1,439)
Tax effect at statutory rate (federal and state)	(742)	368
	$12,060	$6,975

Earnings per share (basic and diluted)	$0.80	$0.46

Shares used in computation:
Basic and diluted earnings per share - weighted-average shares	15,132	15,017

3. Acquisitions of Businesses

The Company’s strategy is to continue acquiring outpatient physical therapy practices, to develop outpatient physical therapy clinics as satellites in existing partnerships and to continue acquiring companies that provide and serve the IIP sector.  The consideration paid for each acquisition is derived through arm’s length negotiations and funded through working capital or borrowings under the Company’s revolving facility.

The purchase price plus the fair value of the non-controlling interest for the acquisitions after March 31, 2024 were allocated to the fair value of the assets acquired, inclusive of identifiable intangible assets (i.e. tradenames, referral relationships and non-compete agreements) and liabilities assumed based on the estimated fair values at the acquisition date, with the amount in excess of fair values being recorded as goodwill. The Company is in the process of completing its formal valuation analysis of the above-mentioned acquisitions in order to identify and determine the fair value of tangible and identifiable intangible assets acquired and the liabilities assumed. Thus, the final allocation of the purchase price may differ from the preliminary estimates used on March 31, 2025, based on additional information obtained and completion of the valuation of the identifiable intangible assets. Changes in the estimated valuation of the tangible assets acquired, the completion of the valuation of identifiable intangible assets and the completion by the Company of the identification of any unrecorded pre-acquisition contingencies, where the liability is probable and the amount can be reasonably estimated, will likely result in adjustments to goodwill. The Company does not expect the adjustments to be material. The Company continues to evaluate the components for the purchase price allocations for subsequent acquisitions in 2024 and 2025.

The results of operations of the acquisitions below have been included in the Company’s unaudited consolidated financial statements from their respective date of acquisition. Unaudited proforma consolidated financial information for the acquisitions has not been included, as the results, individually and in the aggregate, were not material to current operations.

During the three months ended March 31, 2025, the Company acquired a majority interest in the following businesses:

2025 Acquisitions

		% Interest	Number of
Acquisition	Date	Acquired	Clinics
February 2025 Acquisition	February 28, 2025	65%	3

On February 28, 2025, the Company acquired 65% interest in a physical practice with three clinic locations. The prior owner retained a 35% ownership interest. The purchase price for the 65% interest was approximately $3.8 million, which was paid in cash. As part of this transaction, the Company agreed to additional consideration if future operational objectives are met by the business. The maximum amount of additional contingent consideration due under this agreement is $1.3 million.  The contingent consideration was valued at $1.3 million as of March 31, 2025.

Besides the multi-clinic acquisition referenced above, the Company purchased the assets and business of three physical therapy clinics, which were tucked into larger partnerships in separate transactions.

The following table provides details on the preliminary purchase price allocation for the acquisitions described above.

Physical Therapy
Operations
(In thousands)
Cash paid, net of cash acquired	$4,211
Seller notes	-
Contingent payments	1,259
Total consideration	$5,470

Estimated fair value of net tangible assets acquired:
Total current assets	$227
Total non-current assets	132
Total liabilities	(258)
Net tangible assets acquired	101
Customer and referral relationships	1,604
Non-compete agreements	77
Tradenames	395
Goodwill	5,438
Fair value of non-controlling interest (classified as redeemable non-controlling interest)	(2,145)
$5,470

Total current assets primarily represent accounts receivable while total non-current assets consist of fixed assets and equipment used in a physical therapy practice.

For the acquisitions completed in the three months ended March 31, 2025, the values assigned to the customer and referral relationships and non-compete agreement are being amortized on a straight-line basis over their respective estimated lives. For customer and referral relationships, the weighted-average amortization period is 12.0 years. For the non-compete agreements, the weighted-average amortization period is 5.0 years. The values assigned to tradenames are tested annually for impairment.

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

On October 31, 2024, the Company acquired a 50% interest in MSO Metro, LLC (“Metro”) pursuant to a Equity Interest Purchase Agreement (the “Purchase Agreement”) dated October 7, 2024 among U.S. Physical Therapy, Ltd. (a subsidiary of the Company), Metro, the members of Metro, and Michael G. Mayrsohn, as Sellers’ Representative. We also became the managing member of Metro. The Company paid a purchase price of approximately $76.5 million, $75.0 million of which was funded by our cash on hand and the remaining $1.5 million through the issuance of 18,358 shares of the Company’s common stock based on a trailing five-day average as of the day immediately prior to closing. The shares of the Company’s common stock were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act. The Purchase Agreement also included an earnout where the sellers can earn up to $20.0 million of additional consideration if certain performance criteria relating to the Metro business are achieved. The contingent consideration is valued at $7.4 million on March 31, 2025.

On August 31, 2024, the Company acquired a 70% equity interest in an eight-clinic practice physical therapy and the original practice owners retained a 30% equity interest. The purchase price for the 70% equity interest was approximately $2.0 million. As part of the transaction, the Company agreed to additional contingent consideration if future operational and financial objectives are met. The maximum amount of additional contingent consideration due under this agreement is $3.6 million.  The contingent consideration was valued at $2.1 million on March 31, 2025.

On April 30, 2024, the Company acquired 100% of an IIP business through one of its primary IIP businesses, Briotix Health Limited Partnership, for a purchase price of approximately $24.0 million, of which $0.5 million was in the form of a note payable. The note accrues interest at 5.0% per annum and the principal and the interest is to be paid in May 2025. As part of the transaction, the Company agreed to additional contingent consideration if future operational objectives are met by the business. The maximum amount of additional contingent consideration due under this agreement is $10.0 million. The contingent consideration was valued at $2.0 million as of March 31, 2025.

On March 29, 2024, the Company acquired a 50% equity interest in a nine-clinic physical therapy and hand therapy practice (“March 2024 Acquisition”). The original owners of the practice retained the remaining 50%. The purchase price for the 50% equity interest was approximately $16.4 million, of which $0.5 million was in the form of a note payable. The note accrues interest at 4.5% per annum and the principal and the interest are payable on March 29, 2026. As part of the transaction, the Company agreed to additional contingent consideration if future operational and financial objectives are met. There is no maximum payout. The contingent consideration was valued at $0.8 million on March 31, 2025.

For the year ended December 31, 2024, besides the multi-clinic acquisition referenced above, the Company purchased the assets and business of seven physical therapy clinics, which were tucked into larger partnerships in separate transactions.

The following table provides details on the purchase price allocations for the March 2024 acquisition and preliminary purchase price allocations for the other acquisitions described above.

	Physical Therapy
	IIP	Operations	Total
	(In thousands)
Cash paid, net of cash acquired	$23,106	$110,149	$133,255
Seller note	455	1,220	1,675
Granted shares	-	1,500	1,500
Contingent payments	2,100	15,571	17,671
Total consideration	$25,661	$128,440	$154,101

Estimated fair value of net tangible assets acquired:
Total current assets	$1,655	$9,043	$10,698
Total non-current assets	218	31,241	31,459
Total liabilities	(540)	(28,957)	(29,497)
Net tangible assets acquired	1,333	11,327	12,660
Customer and referral relationships	6,708	53,097	59,805
Non-compete agreement	261	3,306	3,567
Tradenames	1,331	12,113	13,444
Goodwill	16,028	148,740	164,768
Fair value of non-controlling interest (classified as redeemable non-controlling interest)	-	(100,143)	(100,143)
	$25,661	$128,440	$154,101

Total current assets primarily represent accounts receivable while total non-current assets consist of fixed assets and equipment used in the practice.

For the acquisitions in 2024, the values assigned to the customer and referral relationships and non-compete agreements are being amortized on a straight-line basis over their respective estimated lives. For customer and referral relationships, the weighted-average amortization period is 12.0 years. For the non-compete agreements, the weighted-average amortization period is 5.0 years. The values assigned to tradenames are tested annually for impairment.

Variable Interest Entities

Certain states prohibit the “corporate practice of medicine,” which restricts the Company from owning physical therapy practices which directly employ therapists and from exercising control over medical decisions by therapists. In these states, the Company enters into long-term management agreements with medical practices that are owned by licensed therapists, which, in turn, employ or contract with therapists who provide professional services.

Based on the provisions of the management agreements, the Company determined that these entities are variable interest entities. The Company’s ownership percentages in these entities is 50% as of March 31, 2025. The Company consolidates the VIEs since it controls the management and operating activities that are most significant to the VIEs’ economic performance and its ownership interests expose the Company to the risks and benefits that could potentially be significant to each VIE.

The assets of the VIEs recognized in consolidation may only be used to settle obligations of each respective VIE and may not be used to satisfy claims of the Company, and the creditors of each VIE do not have recourse to the Company’s general credit. As of March 31, 2025, and December 31, 2024, the total assets of the Company’s variable interest entities were $232.1 million and $231.3 million, respectively. As of March 31, 2025, and December 31, 2024, the total liabilities of the Company’s VIEs were $31.4 million and $31.9 million respectively.

The table below presents the operating results of the VIEs.

Three Months Ended
March 31, 2025
(In thousands)
Net revenue	$19,806
Operating cost:
Salaries and related costs	12,905
Rent, supplies, contract labor and other	5,304
Provision for credit losses	197
Total operating cost	18,406
Gross profit	1,400
Other expense	4
Income before taxes	$1,396

4. Redeemable Non-Controlling Interest

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

9.	The Non-Compete Term commences as of the date of the Acquisition and typically expires on the later of :

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

3.
For the Put Right and the Call Right, the purchase price is derived from a formula based on a specified multiple of NewCo’s trailing earnings before interest, taxes, depreciation, amortization, and the Company’s internal management fee, plus an Allocable Percentage of any undistributed earnings of NewCo (the “Redemption Amount”). NewCo’s earnings are distributed monthly based on available cash within NewCo; therefore, the undistributed earnings amount is small, if any.

4.
The Purchase Price for the initial equity interest purchased by the Company typically is also based on the same specified multiple of the trailing twelve-month earnings that is used in the Put Right and the Call Right noted above.

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

Carrying Amounts of Redeemable Non-Controlling Interests

The following table details the changes in the carrying amount (fair value) of the Company’s redeemable non-controlling interests:

	Three Months Ended	Year Ended
	March 31, 2025	December 31, 2024
	(In thousands)
Beginning balance	$269,025	$174,828
Net income allocated to redeemable non-controlling interest	2,012	10,044
Distributions to redeemable non-controlling interest partners	(2,666)	(10,579)
Changes in the fair value of redeemable non-controlling interest	(2,903)	4,964
Purchases of redeemable non-controlling interest	(7,849)	(8,122)
Acquired interest	2,145	100,336
Contributed capital	-	-
Sales of redeemable non-controlling interest	662	1,969
Changes in notes receivable related to redeemable non-controlling interest	-	(1,016)
Reduction due to separation agreement	-	(3,033)
Adjustments in notes receivables related to the sales of redeemable non-controlling interest	(379)	(366)
Ending balance	$260,047	$269,025

The following table categorizes the carrying amount (fair value) of the redeemable non-controlling interests:

	Three Months Ended	Year Ended
	March 31, 2025	December 31, 2024
	(In thousands)
Contractual time period has lapsed but holder’s employment has not terminated	$69,329	$74,668
Contractual time period has not lapsed and holder’s employment has not terminated	190,718	194,357
Holder’s employment has terminated and contractual time period has expired	-	-
Holder’s employment has terminated and contractual time period has not expired	-	-
	$260,047	$269,025

5. Assets Held for Sale

In December 2024, the Company signed a non-binding Letter of Intent to sell an underperforming business unit within the physical therapy operations segment. The decision to divest was based on performance considerations and strategic realignment.

As of December 31, 2024, the business unit met the criteria for classification as held for sale under ASC 360. A $2.4 million impairment charge was recorded to write down the business unit’s carrying value to fair value, less estimated costs to sell. The impairment was included in impairment of assets held for sale on the consolidated statements of net income.  The impairment charges primarily related to intangible assets. Assets held for sale were valued at $0.6 million on December 31, 2024, and have been presented within other current assets in the accompanying balance sheets.

The transaction was completed in February 2025 and the related loss on sale of $0.1 million was recognized in the consolidated statements of net income for the three months ended March 31, 2025.

6. Goodwill

The changes in the carrying amount of goodwill consisted of the following:

	Three Months Ended	Year Ended
	March 31, 2025	December 31, 2024
	(In thousands)
Beginning balance	$667,152	$509,571
Acquisitions	5,438	164,529
Adjustments for purchase price allocation of businesses acquired in prior year	1,797	(6,551)
Impairment charges	-	-
Other	-	(397)
Ending balance	$674,387	$667,152

For both of the three months ended March 31, 2025, and 2024, no triggering events or indicators were identified that would require impairment assessments as of such periods.

7. Intangible Assets, Net

The Company’s intangible assets, net, consisted of the following:

	March 31, 2025			December 31, 2024
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Customer and referral relationships	$157,429	$(42,025)	$115,404	$156,747	$(39,218)	$117,529
Tradenames	57,239	-	57,239	57,041	-	57,041
Non-compete agreements	13,322	(8,637)	4,685	13,077	(8,336)	4,741
	$227,990	$(50,662)	$177,328	$226,865	$(47,554)	$179,311

Tradenames, customer and referral relationships, and non-compete agreements are related to the businesses acquired. The value assigned to tradenames has an indefinite life and is tested at least annually for impairment using the relief from royalty method in conjunction with the Company’s annual goodwill impairment test. The value assigned to customer and referral relationships is being amortized over their respective estimated useful lives which range from 8.0 to 15.0 years. Non-compete agreements are amortized over the respective term of the agreements which range from 5.0 to 6.0 years. For the three months ended March 31, 2025, the weighted average amortization period for customer and referral relationships was 12.8 years and the weighted average amortization period for non-compete agreements was 5.7 years. During the year ended December 31, 2024, the Company recognized charges of $2.0 million related to the impairment of assets held for sale. This impairment loss is presented in the impairment of assets held for sale in the Consolidated Statements of Income.

The following table details the amount of amortization expense recorded for intangible assets for the periods presented:

	Three Months Ended
	March 31, 2025	March 31, 2024
	(In thousands)
Customer and referral relationships	$2,807	$1,818
Non-compete agreements	301	163
	$3,108	$1,981

Based on the balance of referral relationships and non-compete agreements as of March 31, 2025, the expected amount to be amortized in 2025 and thereafter by year is as follows:

For the Year Ending December 31,	Customer and Referral Relationships	Non-Compete Agreements
	(In thousands)
2025 (excluding the three months ended March 31, 2025)	$8,870	$853
2026	11,365	1,013
2027	11,202	887
2028	10,933	808
2029	10,555	600
Thereafter	$62,479	$524

8. Accrued Expenses

Accrued expenses included the following:

	March 31, 2025	December 31, 2024
	(In thousands)
Salaries and related costs	$21,575	$34,886
Credit balances due to patients and payors	6,846	6,359
Dividends payable	6,836	-
Group health insurance claims	4,529	2,462
Federal income taxes payable	-	4,544
Contingent consideration payable	11,900	3,043
Other property taxes payable	466	371
Interest payable	329	402
Closure costs	2,521	2,828
Payable related to purchase of redeemable non-controlling interests, temporary equity	6,672	-
Deferred payments related to acquisitions	650	-
Other	6,002	4,618
	$68,326	$59,513

9. Borrowings

Amounts outstanding under the Company’s Senior Credit Facilities (as defined below) and notes payable consisted of the following:

	March 31, 2025			December 31, 2024
	Principal Amount	Unamortized Debt Issuance Cost	Net Debt	Principal Amount	Unamortized Debt Issuance Cost	Net Debt
	(In thousands)
Term Facility	$136,875	$(940)	$135,935	$140,625	$(1,049)	$139,576
Revolving Facility	28,000	-	28,000	11,000	-	11,000
Other (1)	2,560	-	2,560	2,953	-	2,953
Total debt	167,435	(940)	166,495	154,578	(1,049)	153,529
Less: Current portion of long-term debt	9,680	(423)	9,257	11,422	(423)	10,999
Long-term debt, net of current portion	$157,755	$(517)	$157,238	$143,156	$(626)	$142,530

(1)	The long-term portion is included as part of Other Long-Term Liabilities in the Consolidated Balance Sheet.

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

The Company is also required to pay to the Administrative Agent, for the account of each lender under the Revolving Facility, a commitment fee equal to the actual daily excess of each lender’s commitment over its outstanding credit exposure under the Revolving Facility (“unused fee”). Such unused fee will range between 0.25% and 0.35% per annum and is also based on the Consolidated Leverage Ratio of the Company and its subsidiaries. The Company may prepay and/or repay the revolving loans and the term loans, in whole or in part, at any time without premium or penalty, subject to certain conditions.

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

As of March 31, 2025, $136.9 million was outstanding on the Term Facility while $28.0 million was outstanding under the Revolving Facility resulting in $147.0 million of credit availability. As of March 31, 2025, the Company was in compliance with all of the covenants contained in the Credit Agreement.

The interest rate on the Company’s Senior Credit Facilities was 4.9% for the three months ended March 31, 2025, and 4.7% for the three months ended March 31, 2024, with an all-in effective interest rate, including all associated costs, of 5.5% and 5.3% over the same periods, respectively.

The Company generally enters into various notes payable as a means of financing acquisitions. As of March 31, 2025, the Company’s remaining outstanding balance on these notes amounted to $2.6 million, of which $1.6 million is due in 2025, $0.9 million is due in 2026, and $0.1 million is due in 2027. Notes are generally payable in equal annual installments of principal over two years plus any accrued and unpaid interest. Interest accrues at various interest rates ranging from 4.5% to 8.5% per annum.

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

	Three Months Ended
	March 31, 2025	March 31, 2024
	(In thousands)
Net income	$13,468	$11,617
Other comprehensive gain (loss):
Unrealized (loss) gain on cash flow hedge	(1,331)	1,781
Tax effect at statutory rate (federal and state)	340	(455)
Comprehensive income	$12,477	$12,943

Comprehensive income attributable to non-controlling interest	(3,569)	(3,571)
Comprehensive income attributable to USPH shareholders	8,908	9,372

The valuations of the Company’s interest rate derivatives are measured as the present value of all expected future cash flows based on SOFR-based yield curves. The present value calculation uses discount rates that have been adjusted to reflect the credit quality of the Company and its counterparty which is a Level 2 fair value measurement.

The carrying and fair value of the Company’s interest rate derivatives (included in other current assets and other assets) were as follows.

	March 31, 2025	December 31, 2024
	(In thousands)
Other current assets	$1,484	$1,752
Other assets	944	2,006
	$2,428	$3,758

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

The components of lease expense were as follows.

	Three Months Ended
	March 31, 2025	March 31, 2024
	(In thousands)
Operating lease cost	$11,716	$9,953
Short-term lease cost	296	265
Variable lease cost	2,517	2,483
Sublease income	(106)	(114)
Total lease cost	$14,423	$12,587

Lease costs are reflected in the consolidated statement of net income in the line item – rent, supplies, contract labor and other.

The supplemental cash flow information related to leases was as follows.
	Three Months Ended
	March 31, 2025	March 31, 2024
	(In thousands)
Cash paid for amounts included in the measurement of operating lease liabilities	$11,891	$10,338
Right-of-use assets obtained in exchange for new operating lease liabilities	$10,755	$7,727

The aggregate future lease payments for operating leases as of March 31, 2025, were as follows.

Fiscal Year	Amount (In thousands)
2025 (excluding the three months ended March 31, 2025)	$34,886
2026	39,782
2027	30,338
2028	20,607
2029 and thereafter	31,286
Total lease payments	$156,899
Less: imputed interest	16,087
Total operating lease liabilities	$140,812

Average lease terms and discount rates were as follows.

	March 31, 2025	March 31, 2024
Weighted-average remaining lease term	4.49 years	3.9 years
Weighted-average discount rate	4.8%	4.2%

The Company leases certain properties from Michael G. Mayrsohn (lessor), who is the President of Metro and has been nominated by the Board of Directors to be elected as a director at the Annual Meeting of Shareholders to be held on May 20,2025.  The two leases expire on April 30, 2030, and December 31, 2031. For the three months ended March 31, 2025, the Company paid a total of $0.1 million of lease payments to Mr. Mayrsohn. The total of minimum future rental payments under these related party lease agreements is $3.0 million as of March 31, 2025.

12. Segment Information

The Company’s reportable segments include the physical therapy operations segment and the IIP segment. Also included in the physical therapy operations segment are revenues from management contract services and other services, which include services the Company provides on-site, such as athletic trainers for schools.

Physical Therapy Operations

The physical therapy operations segment primarily operates through subsidiary clinic partnerships (“Clinic Partnerships”), in which the Company generally owns a 1% general partnership interest in all the Clinic Partnerships. The Company’s limited partnership interests generally range from 65% to 75% (the range is 10% - 99%) in the Clinic Partnerships. The managing therapist of each clinic owns, directly or indirectly, the remaining limited partnership interest in most of the clinics (hereinafter referred to as “Clinic Partnerships”). Some of the Clinic Partnerships serve as management services organizations which manage and provide staffing and a variety of administrative services to physical therapy provider entities in which the Company does not have an ownership interest. These Clinic Partnerships similarly are owned collectively by the Company and one or more physical therapists who are involved in the management of the operations.  To a lesser extent, the Company operates some clinics, through wholly-owned subsidiaries (hereinafter referred to as “Wholly-Owned Facilities).

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

Industrial Injury Prevention Services

Services provided in the IIP segment include onsite injury prevention and rehabilitation, performance optimization, post offer employment testing, functional capacity evaluations, and ergonomic assessments. The majority of these services are contracted with and paid for directly by employers, including a number of Fortune 500 companies. Other clients include large insurers and their contractors. IIP services are performed through Industrial Sports Medicine Professionals with specialized training related to the musculoskeletal system.

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

	Three Months Ended
	March 31, 2025	March 31, 2024
	(In thousands)
Net revenue:
Physical therapy operations	$156,408	$134,425
Industrial injury prevention services	27,380	21,250
Total Company	$183,788	$155,675

Operating Costs:
Salaries and related costs:
Physical therapy operations	$93,574	$79,774
Industrial injury prevention services	17,675	13,957
Total salaries and related costs	$111,249	$93,731
Rent supplies, contract labor and other:
Physical therapy operations	$30,099	$25,073
Industrial injury prevention services	3,745	2,831
Total rent, supplies, contract labor and other	$33,844	$27,904
Depreciation and amortization:
Physical therapy operations	$5,184	$3,760
Industrial injury prevention services	356	125
Total depreciation and amortization	$5,540	$3,885
Provision for credit losses:
Physical therapy operations	$1,841	$1,627
Industrial injury prevention services	7	-
Total provision for credit losses	$1,848	$1,627
Clinic closure costs:
Physical therapy operations	$242	$127
Industrial injury prevention services	-	-
Total clinic closure costs	$242	$127
Total Company	$152,723	$127,274

Gross profit:
Physical therapy operations	$25,468	$24,064
Industrial injury prevention services	5,597	4,337
Total Company	$31,065	$28,401

Unallocated amounts
Corporate office costs	$16,245	$14,085
Interest expense, debt and other	2,279	1,968
Interest income from investments	(24)	(1,543)
Gain on change in fair value of contingent earn-out consideration	(4,822)	(612)
Change in revaluation of put-right liability	404	80
Equity in earnings of unconsolidated affiliate	(393)	(271)
Loss on sale of a partnership	123	-
Other	(75)	(62)
Total unallocated amounts	13,737	13,645
Income before taxes	$17,328	$14,756

Assets:	March 31, 2025	December 31, 2024
Goodwill:
Physical therapy operations	$586,726	$579,046
Industrial injury prevention services	87,661	88,106
Total goodwil	$674,387	$667,152
All other assets:
Physical therapy operations	418,120	$415,039
Industrial injury prevention services	87,180	85,276
Total all other assets	505,300	500,315
Total Assets	$1,179,687	$1,167,467

13. Investment in Unconsolidated Affiliate

Through one of its subsidiaries, the Company has a 49% joint venture interest in a company which provides physical therapy services for patients at hospitals. Since the Company is deemed to not have a controlling interest in the company, the Company’s investment is accounted for using the equity method of accounting. The investment balance of this joint venture as of March 31, 2025, is $12.3 million and the earnings amounted to approximately $0.4 million for the three months ended March 31, 2025. Earnings in the comparable prior period amounted to approximately $0.3 million and the investment balance of the joint venture was $12.2 million as of March 31, 2024.

14. Reclassification of Prior Period Presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

15. Subsequent Events

The Company acquired an outpatient home care physical, occupational and speech therapy practice through Metro.  Metro acquired an 80% ownership interest in the acquired company with the current owner retaining a 20% ownership interest.

The Company’s Board of Directors declared a quarterly dividend of $0.45 per share payable on June 13, 2025, to shareholders of record on May 23, 2025.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of U.S. Physical Therapy, Inc. and its subsidiaries (herein referred to as “we,” “us,” “our” or the “Company”) should be read in conjunction with (i) our historical consolidated financial statements and accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q; and (ii) our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (the “SEC”) on March 3, 2025 (“2024 Annual Report”).

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

•	the impact of future public health crises and epidemics/pandemics, such as was the case with the novel strain of COVID-19 and its variants;
•	certain of our acquisition agreements contain put-rights related to a future purchase of significant equity interests in our subsidiaries or in a separate company;
•	the impact of future vaccinations and/or testing mandates at the federal, state and/or local level, which could have an adverse impact on staffing, revenue, costs and the results of operations;
•	our debt and financial obligations could adversely affect our financial condition, our ability to obtain future financing and our ability to operate our business;
•	changes as the result of government enacted national healthcare reform;
•	the ability to control variable interest entities for which we do not have a direct ownership;
•	business and regulatory conditions, including federal and state regulations;
•	governmental and other third party payor inspections, reviews, investigations and audits, which may result in sanctions or reputational harm and increased costs;
•	revenue and earnings expectations;
•	contingent consideration provisions in certain our acquisition agreements, the value of which may impact future financial results;

•	legal actions, which could subject us to increased operating costs and uninsured liabilities;
•	general economic conditions, including but not limited to inflationary and recessionary periods;
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

EXECUTIVE SUMMARY

We operate our business through two reportable business segments. Our physical therapy operations consist of physical therapy and occupational therapy clinics that provide pre- and post-operative care and treatment for a variety of orthopedic-related disorders, and sports-related injuries, and rehabilitation of injured workers. Services provided by the industrial injury prevention services (“IIP”) segment include onsite services for clients’ employees including injury prevention and rehabilitation, performance optimization, post-offer employment testing, functional capacity evaluations and ergonomic assessments. The majority of the IIP services are contracted with and paid for directly by employers, including a number of Fortune 500 companies. IIP services are performed through Industrial Sports Medicine Professionals with specialized training related to the musculoskeletal system.

During the three months ended March 31, 2025, and for the year ended December 31, 2024, we completed the acquisitions of clinic practices and IIP businesses detailed below:

		% Interest	Number of
Acquisition	Date	Acquired	Clinics
February 2025 Acquisition	February 28, 2025	65%	3
November 2024 Acquisition	November 30, 2024	75%	8
October 2024 Acquisition	October 31, 2024	50%	50
August 2024 Acquisition	August 31, 2024	70%	8
April 2024 Acquisition	April 30, 2024	**	*
March 2024 Acquisition	March 29, 2024	50%	9

*	IIP business.
**	On April 30, 2024, one of our IIP businesses, Briotix Health Limited Partnership, acquired 100% of an IIP business.

The following table provides a roll forward of our clinic count for the periods presented.

Clinic Count Roll Forward (1)

	Three Months Ended
	March 31, 2025	March 31, 2024
Number of clinics owned or managed, beginning of period	729	671
Additions (2)	14	14
Closed or sold	(7)	(6)
Number of clinics owned or managed, end of period	736	679

(1) The Company also manages clinics owned by third parties through management contracts. In addition to the clinic count shown above, as of March 31, 2025, the Company managed 37 clinics bringing the total owned/managed clinics to 773.  As of March 31, 2024, the Company managed 41 clinics bringing the total owned/managed clinics to 720.

(2) Includes clinics added through acquisitions.

Our strategy is to continue acquiring outpatient physical therapy practices, develop outpatient physical therapy clinics as satellites in existing partnerships, and continue acquiring companies that provide or serve our IIP sector.

Our Board of Directors declared a quarterly dividend of $0.45 per share payable on June 13, 2025, to shareholders of record on May 23, 2025.

On April 30, 2025, we acquired an outpatient home care physical, occupational and speech therapy practice through our 50% owned subsidiary, MSO Metro, LLC (“Metro”).  The practice currently generates approximately $2.1 million in annual revenue. Metro acquired an 80% interest in the acquired company with the existing owners retaining a 20% ownership interest.

Regulatory Changes

The following is a discussion of some of the significant healthcare regulatory changes that have affected our financial performance in the periods covered by this report or are likely to affect our financial performance and financial condition in the future. The information below should be read in conjunction with the more detailed discussion of regulations contained in our 2024 Annual Report.

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

For calendar years 2021, 2022 and 2023, Centers for Medicare and Medicaid Services (“CMS”) expected decreases in Medicare reimbursement were partially offset by one-time increases in payments as a result of other legislation passed by Congress, resulting in decreases of approximately 3.5%, 0.75% and 2.0% in each of these years, respectively.  For January 1 through March 8 of 2024, CMS’s final rule resulted in an approximate 3.5% decrease in Medicare payments for the therapy specialty. However, effective as of March 9, 2024, pursuant to the Consolidated Appropriations Act, 2024, Congress minimized the reduction in Medicare payments for therapy services for the balance of 2024, resulting in an approximate 1.8% reduction in Medicare payments for therapy services (rather than the 3.5% decrease). The MPFS for 2025 decreased Medicare reimbursement for therapy services by approximately 2.9% as compared to the reimbursement rates in effect for most of 2024.

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

RESULTS OF OPERATIONS

Glossary of terms

The defined terms, with their respective descriptions, used in the following discussions are listed below.

•	Mature clinics are clinics opened or acquired prior to January 1, 2024, and are still operating as of the balance sheet date.
•	Net rate per patient visit is net patient revenue related to our physical therapy operations divided by total number of patient visits (defined below) during the periods presented.
•	Patient visits is the number of unique patient visits during the periods presented.
•
Average daily visits per clinic is patient visits divided by the number of days in which normal business operations were conducted during the periods presented and further divided by the average number of clinics in operation during the periods presented.

•	2025 First Quarter refers to the three months ended March 31, 2025.
•	2024 First Quarter refers to the three months ended March 31, 2024.

2025 First Quarter versus 2024 First Quarter

	Three Months Ended				Variance
	March 31, 2025		March 31, 2024		$	%
	(In thousands, except percentages)
		(1)		(1)
Net patient revenue	$152,547	83.0%	$131,075	84.2%	$21,472	16.4%
Other revenue	31,241	17.0%	24,600	15.8%	6,641	27.0%
Net revenue	183,788	100.0%	155,675	100.0%	28,113	18.1%

Operating Cost:
Salaries and related costs	111,249	60.5%	93,731	60.2%	17,518	18.7%
Rent, supplies, contract labor and other	33,844	18.4%	27,904	17.9%	5,940	21.3%
Depreciation and amortization	5,540	3.0%	3,885	2.5%	1,655	42.6%
Provision for credit losses	1,848	1.0%	1,627	1.0%	221	13.6%
Clinic closure costs - lease and other	242	0.1%	127	0.1%	115	*

Total operating cost	152,723	83.1%	127,274	81.8%	25,449	20.0%

Gross Profit	31,065	16.9%	28,401	18.2%	2,664	9.4%

Gain on change in fair value of contingent earn-out consideration	(4,822)	-2.6%	(612)	-0.4%	(4,210)	687.9%
Corporate office costs	16,245	8.8%	14,085	9.0%	2,160	15.3%
Operating Income	19,642	10.7%	14,928	9.6%	4,714	31.6%

Other (expense) income:
Interest expense, debt and other	(2,279)	-1.2%	(1,968)	-1.3%	(311)	15.8%
Interest income from investments	24	0.0%	1,543	1.0%	(1,519)	-98.4%
Change in revaluation of put-right liability	(404)	-0.2%	(80)	-0.1%	(324)	405.0%
Equity in earnings of unconsolidated affiliate	393	0.2%	271	0.2%	122	45.0%
Loss on sale of a partnership	(123)	-0.1%	-	0.0%	(123)	*
Other	75	0.0%	62	0.0%	13	21.0%
Total other expense	(2,314)	-1.3%	(172)	-0.1%	(2,142)	1245.3%

Income before taxes	17,328	9.4%	14,756	9.5%	2,572	17.4%

Provision for income taxes	3,860	2.1%	3,139	2.0%	721	23.0%
Net income	13,468	7.3%	11,617	7.5%	1,851	15.9%

Less: Net income attributable to non-controlling interest:
Redeemable non-controlling interest - temporary equity	(2,012)	-1.1%	(2,227)	-1.4%	215	-9.7%
Non-controlling interest - permanent equity	(1,557)	-0.8%	(1,344)	-0.9%	(213)	15.8%
	(3,569)	-1.9%	(3,571)	-2.3%	2	-0.1%

Net income attributable to USPH shareholders	$9,899	5.4%	$8,046	5.2%	$1,853	23.0%

* Not meaningful
(1)	Represents the percentage of net revenue for the periods presented

Total net revenue for the 2025 First Quarter increased $28.1 million, or 18.1%, to $183.8 million from $155.7 million for the 2024 First Quarter while operating costs increased $25.4 million, or 20.0%, to $152.7 million from $127.3 million over the same periods, respectively. This increase was due to the increase in visits from the 53 net clinics added since the comparable prior year period and an increase in net rate per patient visit.

Net rate per patient visit for the 2025 First Quarter was $105.66, increasing $2.29 per visit from $103.37 for the 2024 First Quarter, despite the approximate 2.9% Medicare rate reduction which went into effect on January 1, 2025. Net rate per patient visit also increased sequentially by $0.93 from $104.73 for the three months ended December 31, 2024. The increase in net rate per patient visit reflects our strategic priority of increasing reimbursement rates through contract negotiations with commercial and other payors as well as growing workers compensation as a percent of our overall mix of business.

Gross profit which included $0.2 million of costs associated with seven clinic closures, in the 2025 First Quarter, was $31.1 million, or 16.9% of net revenue, during the 2025 First Quarter compared to $28.4 million, or 18.2% of net revenue, for the 2024 First Quarter.

Our Net Income was $9.9 million for the 2025 First Quarter compared to $8.0 million in the 2024 First Quarter. In accordance with GAAP, the revaluation of noncontrolling interest, net of taxes, is not included in net income but is charged directly to retained earnings; however, this change is included in the computation of earnings per share. Earnings per share was $0.80 for the 2025 First Quarter compared to $0.46 for the 2024 First Quarter

The following table provides a calculation of earnings per share.

	Three Months Ended
	March 31, 2025	March 31, 2024
Earnings per Share	(In thousands, except per share data)
Computation of earnings per share - USPH shareholders:
Net income attributable to USPH shareholders	$9,899	$8,046
Charges to retained earnings:
Revaluation of redeemable non-controlling interest	2,903	(1,439)
Tax effect at statutory rate (federal and state)	(742)	368
	$12,060	$6,975

Earnings per share (basic and diluted)	$0.80	$0.46

Shares used in computation:
Basic and diluted earnings per share - weighted-average shares	15,132	15,017

Non-GAAP Measures

The following tables provide details of the basic and diluted earnings per share computation and reconcile net income attributable to our shareholders calculated in accordance with GAAP to Adjusted EBITDA and Operating Results. The tables also provide a reconciliation of additional non-GAAP measures to the most comparable GAAP measure. We believe providing Adjusted EBITDA and Operating Results to investors is useful for comparing our period-to-period results as well as for comparing with other similar businesses since most do not have redeemable instruments and therefore have different equity structures. We use Adjusted EBITDA and Operating Results, which eliminate certain items described above that can be subject to volatility and unusual costs, as the principal measures to evaluate and monitor financial performance period over period.

Adjusted EBITDA, a non-GAAP measure, is defined as net income attributable to our shareholders before interest income, interest expense, taxes, depreciation, amortization, change in fair value of contingent earn-out consideration, changes in revaluation of put-right liability, equity-based awards compensation expense, clinic closure costs, business acquisition related costs, costs related to a one-time financial systems upgrade, loss on sale of a partnership and other income and related portions for non-controlling interests.

Operating Results, a non-GAAP measure, equals net income attributable to our shareholders less, changes in revaluation of a put-right liability, clinic closure costs, loss on sale of a partnership, changes in fair value of contingent earn-out consideration, business acquisition related costs, costs related to a one-time financial systems upgrade and any allocations to non-controlling interests, all net of taxes. Operating Results per share also excludes the impact of the revaluation of redeemable non-controlling interest and the associated tax impact.

Adjusted EBITDA and Operating Results are not measures of financial performance under GAAP. Adjusted EBITDA, Operating Results and other non-GAAP measures should not be considered in isolation or as an alternative to, or substitute for, net income attributable to our shareholders presented in the consolidated financial statements.

ADJUSTED EBITDA AND OPERATING RESULTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(unaudited)

	Three Months Ended
	March 31, 2025	March 31, 2024
	(In thousands, except per share data)
Adjusted EBITDA (a non-GAAP measure)
Net income attributable to USPH shareholders	$9,899	$8,046
Adjustments:
Provision for income taxes	3,860	3,139
Depreciation and amortization	5,867	4,095
Interest expense, debt and other, net	2,279	1,968
Interest income from investments	(24)	(1,543)
Equity-based awards compensation expense	1,771	1,997
Change in revaluation of put-right liability	404	80
Gain on change in fair value of contingent earn-out consideration	(4,822)	(612)
Clinic closure costs (1)	242	126
Business acquisition related costs (2)	480	-
ERP implementation costs (3)	62	-
Loss on sale of a partnership	123	-
Other loss (income)	(75)	(62)
Allocation to non-controlling interests	(527)	(463)
	$19,539	$16,771

Operating Results (a non-GAAP measure)
Net income attributable to USPH shareholders	$9,899	$8,046
Adjustments:
Gain on change in fair value of contingent earn-out consideration	(4,822)	(612)
Change in revaluation of put-right liability	404	80
Clinic closure costs (1)	242	126
Business acquisition related costs (2)	480	-
ERP implementation costs (3)	62	-
Loss on sale of a partnership	123	-
Allocation to non-controlling interest	(10)	(16)
Tax effect at statutory rate (federal and state)	935	108
	$7,313	$7,732

Operating Results per share (a non-GAAP measure)	$0.48	$0.51

(1)	Costs associated with the closure of seven and six clinics during the 2025 First Quarter and the 2024 First Quarter, respectively.
(2)	Primarily consists of legal and consulting expenses related to the acquisition of equity interest in certain partnerships.
(3)	Consists of costs related to a one-time financial systems upgrade.

A reconciliation of additional non-GAAP measures to the most comparable GAAP measures are presented in the tables below.

	Three Months Ended
	March 31, 2025
	As Reported (GAAP)	Adjustments (1)	As Adjusted (Non-GAAP)
	(in thousands, except percentages)
Segment information - Physical Therapy Operations

Salaries and related costs, clinics (2)	$91,799	$(75)	$91,724
Operating costs, clinics (2)	$128,971	$(75)	$128,896
Gross profit	$25,468	$75	$25,543
Gross margin	16.3%	*	16.3%
Number of visits	1,443,805		1,443,805
Salaries and related costs per visit, clinics	$63.58	$(0.05)	$63.53
Operating costs per visit, clinics	$89.33	$(0.05)	$89.28

(1) Certain incentive costs related to the Metro acquisition.  We believe that presenting this information will allow investors to evaluate the performance of the Company’s business more objectively.
(2) Excludes costs related to management contracts.
* Not meaningful

Adjusted EBITDA, a non- GAAP measure, was $19.5 million for the 2025 First Quarter, an increase of $2.8 million, or 16.5%, from $16.8 million in the 2024 First Quarter primarily driven by acquisitions since the prior year period and an increase in net patient revenue per visit.

Operating Results, a non-GAAP measure, was $7.3 million in the 2025 First Quarter compared to $7.7 million in the 2024 First Quarter. On a per share basis, Operating Results was $0.48 in the 2025 First Quarter compared to $0.51 in the 2024 First Quarter.

Physical Therapy Operations
	Three Months Ended		Variance
	March 31, 2025	March 31, 2024	$	%
	(In thousands, except percentages)
Revenue related to:
Mature Clinics (1)	$126,620	$128,501	$(1,881)	(1.5)%
Clinic additions (2)	25,667	44	25,623	*	(7)
Clinics sold or closed (3)	260	2,530	(2,270)	*	(7)
Net patient revenue	152,547	131,075	21,472	16.4%
Other (4)	3,861	3,350	511	15.3%
Total	156,408	134,425	21,983	16.4%
Operating costs (5)	130,940	110,361	20,579	18.6%
Gross profit	$25,468	$24,064	$1,404	5.8%

Financial and operating metrics (not in thousands):
Net rate per patient visit (1)	$105.66	$103.37	$2.29	2.2%
Patient visits (1)	1,443,805	1,268,002	175,803	13.9%
Average daily visits per clinic (1)	31.4	29.5	1.9	6.4%
Gross margin	16.3%	17.9%
Salaries and related costs per visit, clinics (6)	$63.53	$61.42	$2.11	3.4%
Operating costs per visit, clinics (6)	$89.28	$85.50	$3.78	4.4%

(1) See Glossary of Terms - Revenue Metrics for definition.
(2) Includes 14 clinics added during the 2025 First Quarter and 103 added during the year ended December 31, 2024.
(3) Includes 7 clinics closed during the 2025 First Quarter and 45 clinics closed during the year ended December 31, 2024.
(4) Includes revenues from management contracts.
(5) Includes costs from management contracts.
(6) Excludes costs from management contracts and $0.1 million of certain incentive costs related to the Metro acquisition. Please refer to the reconcilliation of non-GAAP measures to the most comparable GAAP measure on page 40.
(7) Not meaningful.

Revenues

Net revenue from physical therapy operations increased $22.0 million, or 16.4%, to $156.4 million for the 2025 First Quarter from $134.4 million for the 2024 First Quarter. This increase was due to the increase in visits from the 53 net clinics added since the comparable prior year period and an increase in net rate per patient visit, which reflects our strategic priority of increasing reimbursement rates through contract negotiations with commercial and other payors as well as growing workers compensation as a percent of our overall mix of business.

Net rate per patient visit for the 2025 First Quarter was $105.66, increasing $2.29 per visit from $103.37 for the 2024 First Quarter, despite the approximate 2.9% Medicare rate reduction which went into effect on January 1, 2025. Net rate per patient visit also increased sequentially by $0.93 from $104.73 for the three months ended December 31, 2024.

Other revenues increased by $0.5 million, or 15.3%, to $3.9 million for the 2025 First Quarter from $3.4 million for the 2024 First Quarter.

Operating costs

Operating costs from physical therapy operations increased $20.6 million, or 18.6%, to $130.9 million in the 2025 First Quarter from $110.4 million in the 2024 First Quarter primarily driven by the 53 net new clinics added since the comparable prior year period.

The total operating costs per visit (excluding management contracts and certain incentive costs related to Metro) was $89.28 compared to $85.50 over the same periods, respectively.

Salaries and related costs, clinics (excluding management contracts) increased to $91.8 million in the 2025 First Quarter from $77.9 million in the 2024 First Quarter, an increase of $13.9 million, or 17.9% mostly due to the net clinics added since the comparable prior year period. Salaries and related costs per visit (excluding management contracts and certain incentive costs related to Metro) increased to $63.53 for the 2025 First Quarter from $61.42 for the 2024 First Quarter.

Rent, supplies, contract labor and other costs, related to clinics (excluding management contracts) increased to $30.1 million in the 2025 First Quarter from $25.1 million in the 2024 First Quarter, an increase of $5.0 million, or 19.9% mostly due to clinic additions.  Rent, supplies, contract labor and other per visit (excluding management contracts), related to clinics increased to $24.47 for the 2025 First Quarter from $22.87 for the 2024 First Quarter.

Depreciation and amortization related to physical therapy operations increased to $5.2 million in 2025 First Quarter from $3.8 million in the 2024 First Quarter, an increase of $1.4 million, or 33.5%, primarily due to the larger number of clinics in the 2025 First Quarter compared to the 2024 First Quarter.

The provision for credit losses was $1.8 million for the 2025 First Quarter and $1.6 million for the 2024 First Quarter. As a percentage of net revenues, the provision for credit losses were 1.0% for the same periods.

Gross Profit

Gross profit from physical therapy operations in the 2025 First Quarter was $25.5 million with a gross profit margin of 16.3% compared to $24.1 million with a gross profit margin of 17.9% in the 2024 First Quarter.

Industrial Injury Prevention Services

	Three Months Ended		Variance
	March 31, 2025	March 31, 2024	$	%
	(In thousands, except percentages)
Net revenue	$27,380	$21,250	$6,130	28.8%
Operating costs	21,783	16,913	4,870	28.8%
Gross profit	$5,597	$4,337	$1,260	29.1%

Gross margin	20.4%	20.4%

IIP revenue increased $6.1 million, or 28.8%, to $27.4 million for the 2025 First Quarter as compared to $21.3 million for the 2024 First Quarter. Gross profit from IIP operations in the 2025 First Quarter increased $1.3 million, or 29.1%, to $5.6 million from $4.3 million in the 2024 First Quarter. The gross profit margin from IIP operations was 20.4% in each of the 2025 First Quarter and 2024 First Quarter. Excluding the IIP acquisition made in April 2024, IIP revenue increased by $3.2 million or 15.1% in the 2025 First Quarter and gross profit increased $0.6 million or 13.1% in the 2025 First Quarter over the comparable prior year period.

Corporate Office Costs

Corporate office costs increased to $16.2 million in the 2025 First Quarter from $14.1 million in the 2024 First Quarter. This increase was primarily to support the larger number of clinics as well as expenses related to the integration of our recent acquisitions. As a ratio to net revenue, corporate office costs improved to 8.8% in the 2025 First Quarter compared to 9.0% in the 2024 Fourth Quarter.

Change in fair value of contingent earn-out consideration

We revalued contingent earn-out consideration related to certain acquisitions resulting in a gain of $4.8 million for the 2025 First Quarter compared to a gain of $0.6 million for the 2024 First Quarter.

Operating Income

Operating income was $19.6 million for the 2025 First Quarter compared to $14.9 million for the 2024 First Quarter.

Other (Expenses) Income

Interest Expense, Debt and Other

Interest expense increased by $0.3 million to $2.3 million for the 2025 First Quarter compared to $2.0 million in the 2024 First Quarter due to a higher average outstanding balance on our revolving credit facility in the 2025 First Quarter. The interest rate on our credit facility was 4.9% for the 2025 First Quarter and 4.7% for the 2024 First Quarter, with an all-in effective interest rate, including all associated costs of 5.5% and 5.3% over the same periods, respectively.

Interest income from investment

Interest income was less than $0.1 million during the 2025 First Quarter compared to $1.5 million in the 2024 First Quarter as the cash on the balance sheet at the end of the 2024 First Quarter has been deployed into acquisitions since that time.

Change in revaluation of put-right liability

We recorded an expense of $0.4 million on the revaluation of a put right liability for the 2025 First Quarter compared to an expense of $0.1 million for the 2024 First Quarter. The put right relates to the potential future purchase of a company that provides physical therapy and rehabilitation services to hospitals and other ancillary providers in a distinct market area.

Equity in earnings of unconsolidated affiliate

We recognized an income of $0.4 million for the 2025 First Quarter compared to $0.3 million for the 2024 First Quarter from a joint venture which provides physical therapy services for patients at hospitals. Since we are deemed to not have a controlling interest in the joint venture, our investment is accounted for using the equity method of accounting.

Provision for Income Taxes

The provision for income taxes was $3.9 million in the 2025 First Quarter compared to $3.1 million during the 2024 First Quarter while the effective tax rate was 28.1% in each of the same periods.

	Three Months Ended
	March 31, 2025	March 31, 2024
	(In thousands, except percentages)
Income before taxes	$17,328	$14,756

Less: Net income attributable to non-controlling interest:
Redeemable non-controlling interest - temporary equity	(2,012)	(2,227)
Non-controlling interest - permanent equity	(1,557)	(1,344)
	$(3,569)	$(3,571)
Income before taxes less net income attributable to non-controlling interest	$13,759	$11,185

Provision for income taxes	$3,860	$3,139

Effective income tax rate	28.1%	28.1%

Net Income Attributable to Non-controlling Interest

Net income attributable to non-controlling interest (temporary and permanent) was $3.6 million in each of the 2025 First Quarter and 2024 First Quarter, respectively.

LIQUIDITY AND CAPITAL RESOURCES

We believe that our business has sufficient cash to allow us to meet our short-term cash requirements. Total cash and cash equivalents were $39.2 million as of March 31, 2025, compared to $41.4 million as of December 31, 2024, and $132.3 million at March 31, 2024. Additionally, we had $164.9 million of outstanding borrowings and $147.0 million in available credit under our credit facilities as of March 31, 2025, compared to $151.6 million of outstanding borrowings and $164.0 million in available credit under our credit facilities as of December 31, 2024.

We believe that our cash and cash equivalents and availability under our Senior Credit Facilities are sufficient to fund the working capital needs of our operating subsidiaries through at least March 31, 2026.

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

We make reasonable and appropriate efforts to collect accounts receivable, including applicable deductible and co-payment amounts. Claims are submitted to payors daily, weekly or monthly in accordance with our policy or payor’s requirements. When possible, we submit our claims electronically. The collection process is time-consuming and typically involves the submission of claims to multiple payors whose payment of claims may be dependent upon the payment of another payor. Claims under litigation and vehicular incidents can take a year or longer to collect. Medicare and other payor claims relating to new clinics awaiting CMS approval initially may not be submitted for six months or more. When all reasonable internal collection efforts have been exhausted, accounts are written off prior to sending them to outside collection firms. With managed care, commercial health plans and self-pay payor type receivables, the write-off generally occurs after the account receivable has been outstanding for 120 days or longer.  As of March 31, 2025, we have accrued $6.8 million related to credit balances, a portion of which is due to patients and payors.

Cash Flow

A summary of our operating, investing and financing activities is discussed below.

	Three Months Ended
	March 31, 2025	March 31, 2024

Net cash (used in) provided by operating activities	$(4,675)	$4,419
Net cash (used in) investing activities	(6,628)	(20,464)
Net cash provided by (used in) financing activities	9,124	(4,490)

Operating Activities

Cash used by operating activities was $4.7 million for the 2025 First Quarter as compared to $4.4 million provided by operating activities for the 2024 First Quarter. This decrease in cash provided was mostly due to the timing of payments related to payables and accrued expenses.

Investing Activities

Cash used in investing activities for the 2025 First Quarter totaled $6.6 million and primarily consisted of $5.1 million used in the purchase of interests in businesses and non-controlling interests (temporary and permanent), and $2.6 million of fixed assets purchases.  These uses were partially offset by $0.7 million in proceeds from the sale of non-controlling interests (temporary and permanent), and $0.3 million of distributions received from an unconsolidated affiliate.

Financing Activities

Cash provided by financing activities for the 2025 First Quarter totaled $9.1 million and primarily comprised of $17.0 million in proceeds from our Revolving Facility (as defined below) offset by $3.7 million in distributions to non-controlling interests (temporary and permanent) and payments of $4.2 million related to notes payable and the Term Facility.

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

We will also pay to the Administrative Agent, for the account of each lender under the Revolving Facility, a commitment fee equal to the actual daily excess of each lender’s commitment over its outstanding credit exposure under the Revolving Facility (“unused fee”). We may prepay and/or repay the revolving loans and the term loans, , in whole or in part, at any time without premium or penalty, subject to certain conditions.

The Credit Agreement contains customary covenants limiting, among other things, the incurrence of additional indebtedness, the creation of liens, mergers, consolidations, liquidations and dissolutions, sales of assets, dividends, and other payments in respect of equity interests, acquisitions, investments, loans and guarantees, subject, in each case, to customary exceptions, thresholds and baskets. The Credit Agreement includes certain financial covenants which include the Consolidated Fixed Charge Coverage Ratio and the Consolidated Leverage Ratio, as defined in the Credit Agreement. The Credit Agreement also contains customary events of default. As of March 31, 2025, we were in compliance with all of the covenants contained in the Credit Agreement.

Our obligations under the Credit Agreement are guaranteed by our wholly owned material domestic subsidiaries (each, a “Guarantor”), and our obligations and any Guarantors are secured by a perfected first priority security interest in substantially all of our existing and future personal property and each Guarantor, subject to certain exceptions.

As of March 31, 2025, $135.9 million (net of unamortized debt issuance costs of $1.0 million) was outstanding on the Term Facility while $28.0 million was outstanding under the Revolving Facility resulting in $147.0 million of credit availability. The interest rate on the Senior Credit Facilities was 4.9% for the 2025 First Quarter and 4.7% for the 2024 First Quarter, with an all-in effective interest rate, including all associated costs, of 5.5% and 5.3% over the same periods, respectively.

Interest Rate Swap

In May 2022, we entered into an interest rate swap agreement, effective on June 30, 2022, with Bank of America, N.A. It has a $150 million notional value adjusted concurrently with scheduled principal payments made on the term loan and has a maturity date of June 30, 2027. Beginning in July 2022, we receive 1-month SOFR, and pay a fixed rate of interest of 2.815% on 1-month SOFR or Bank of America’s prime rate on a quarterly basis. The total interest rate in any period also includes an applicable margin based on our consolidated leverage ratio. In connection with the swap, no cash was exchanged between us and the counterparty.

We designated our interest rate swap as a cash flow hedge and structured it to be highly effective. Consequently, unrealized gains and losses related to the fair value of the interest rate swap are recorded to accumulated other comprehensive income (loss), net of tax.

As of March 31, 2025, the fair value of the interest rate swap was $2.4 million, a decrease of $1.0 million, net of a $0.3 million income tax effect, as compared to December 31, 2024. The fair value of the interest rate swap is included in Other assets (current and long term) in our consolidated balance sheet while the decrease in fair value is presented as an unrealized loss in our unaudited consolidated statements of comprehensive income. The interest rate swap arrangement has generated $0.5 million in interest savings for the 2025 First Quarter.

Notes Payable and Deferred Payments Related to Acquisitions

We generally enter into various notes payable as a means of financing our acquisitions. Our present outstanding notes payable primarily relate to the acquisitions of a business or acquisitions of majority interests in such businesses. At March 31, 2025, our remaining outstanding balance on these notes aggregated $2.6 million, of which $1.6 million is payable in 2025, $0.9 million is payable in 2026 and $0.1 is payable in 2027. Notes are generally payable in equal annual installments of principal over two years plus any accrued and unpaid interest. Interest accrues at various interest rates ranging from 4.0% to 8.5% per annum.

On February 28, 2025, we acquired 65% interest in a physical practice with three clinic locations. The prior owners retained a 35% ownership interest. The purchase price for the 65% interest was approximately $3.8 million which was paid in cash. As part of this transaction, we agreed to additional consideration if future operational objectives are met. The maximum amount of additional contingent consideration due under this agreement is $1.3 million.  The contingent consideration is valued at $1.3 million as of March 31, 2025.

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

On October 31, 2024, we acquired a 50% interest in MSO Metro, LLC (“Metro”) pursuant to a Equity Interest Purchase Agreement (the “Purchase Agreement”) dated October 7, 2024 among U.S. Physical Therapy, Ltd. (a subsidiary of the Company), Metro, the members of Metro, and Michael G. Mayrsohn, as Sellers’ Representative.  We also became the managing member of Metro. We paid a purchase price of approximately $76.5 million, $75.0 million of which was funded by our cash on hand and the remaining $1.5 million through the issuance of 18,358 shares of the Company’s common stock based on a trailing five-day average as of the day immediately prior to closing. The shares of the Company’s common stock were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act. The Purchase Agreement also included an earnout where the sellers can earn up to $20.0 million of additional consideration if certain performance criteria relating to the Metro business are achieved. The value of the contingent consideration at March 31, 2025 was $7.4 million.

On August 31, 2024, we acquired a 70% equity interest in an eight-clinic practice physical therapy and the original practice owners retained a 30% equity interest. The purchase price for the 70% equity interest was approximately $2.0 million. As part of the transaction, we agreed to additional contingent consideration if future operational and financial objectives are met. The maximum amount of additional contingent consideration due under this agreement is $3.6 million.  The contingent consideration was valued at $2.1 million on March 31, 2025.

On April 30, 2024, we acquired 100% of an IIP business through one of its primary IIP businesses, Briotix Health Limited Partnership, for a purchase price of approximately $24.0 million, of which $0.5 million was in the form of a note payable. The note accrues interest at 5.0% per annum and the principal and the interest are payable in May 2025. As part of the transaction, we agreed to additional contingent consideration if future operational objectives are met by the business. The maximum amount of additional contingent consideration due under this agreement is $10.0 million. The contingent consideration was valued at $2.0 million as of March 31, 2025.

On March 29, 2024, we acquired a 50% equity interest in a nine-clinic physical therapy and hand therapy practice. The original owners of the practice retained the remaining 50%. The purchase price for the 50% equity interest was approximately $16.4 million, of which $0.5 million was in the form of a note payable. The note accrues interest at 4.5% per annum and the principal and the interest are payable on March 29, 2026. As part of the transaction, we agreed to additional contingent consideration if future operational and financial objectives are met. There is no maximum payout. The contingent consideration was valued at $0.8 million on March 31, 2025.

Redeemable Non-Controlling Interest

Certain limited partnership agreements and limited liability company agreements, as amended, provide that, upon the triggering events, we have a call right and the selling entity or individual has a put right for the purchase and sale of the limited partnership interest held by the partner. Once triggered, the put right and the call right do not expire, even upon an individual partner’s death, and contain no mandatory redemption feature. The purchase price of the partner’s limited partnership interest upon the exercise of either the put right or the call right is calculated per the terms of the respective agreements and classified as redeemable non-controlling interest (temporary equity) in our consolidated balance sheets. The fair value of the redeemable non-controlling interests on March 31, 2025, was $260.0 million.

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

We maintain an interest rate swap arrangement which is considered a derivative instrument. Our indebtedness as of March 31, 2025, was the outstanding balance of seller notes from our acquisitions of $2.6 million, and an outstanding balance on our term note related to the Credit Agreement of $164.9 million. The Revolving Facility within our Credit Facilities has a balance of $28.0 million as of March 31, 2025, and is subject to fluctuating interest rates. A 1% change in the interest rate would yield an additional $0.1 million of interest expense. A 1% change in the interest rate would yield $0.3 million in interest expense on the Credit Facilities because of the interest rate swap described above. See Note 9 to our consolidated financial statements included in Item 1.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Rule 105b-1 Trading Plans

The Company’s directors and executive officers do not currently have 10b5-1plans. During the three months ended March 31, 2025, none of our directors or executive officers adopted or terminated or any contract, instruction, or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

On September 16, 2024, the Company entered into an amendment to the Credit Agreement in connection with the acquisition of a 50% interest in MSO Metro, LLC (“Metro”) pursuant to the Equity Interest Purchase Agreement” dated October 7, 2024 among U.S. Physical Therapy, Ltd. (a subsidiary of the Company), Metro, the members of Metro, and Michael G. Mayrsohn, as Sellers’ Representative.  Pursuant to the amendment, the lenders consented to the Metro acquisition exceeding certain covenant thresholds regarding total acquisition consideration.

ITEM 6.	EXHIBITS.

Exhibit Number	Description

19.1*	U.S. Physical Therapy, Inc. Insider Trading Policy
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32*	Certification Pursuant to 18 U.S.C 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1
U. S. Physical Therapy, Inc. Objective Long-Term Incentive Plan for Senior Management for 2025, effective March 26, 2025. [incorporated by reference to Exhibit 99.1 on the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2025.]

99.2
U. S. Physical Therapy, Inc. Discretionary Long-Term Incentive Plan for Senior Management for 2025, effective March 26, 2025. [incorporated by reference to Exhibit 99.2 on the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2025.]

99.3
U. S. Physical Therapy, Inc. Objective Cash/RSA Bonus Plan for Senior Management for 2025, effective March 26, 2025. [incorporated by reference to Exhibit 99.3 on the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2025.]

99.4
U. S. Physical Therapy, Inc. Discretionary Cash/RSA Bonus Plan for Senior Management for 2025, effective March 26, 2025. [incorporated by reference to Exhibit 99.4 on the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2025.]

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

U.S. PHYSICAL THERAPY, INC.

Date: May 9, 2025	By:	/s/ Carey Hendrickson
Carey Hendrickson
Chief Financial Officer
(Principal financial and accounting officer)