Form 10-Q
period 2025-06-30
U S PHYSICAL THERAPY INC /NV
filed 2025-08-08
CIK 885978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2025
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

As of August 8, 2025, the number of shares outstanding (issued less treasury stock) of the registrant’s common stock, par value $.01 per share, was: 15,204,119.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	June 30, 2025	December 31, 2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$34,086	$41,362
Patient accounts receivable, less provision for credit losses of $3,928 and $3,506, respectively	65,956	59,040
Accounts receivable - other	27,429	26,626
Other current assets	13,061	10,555
Total current assets	140,532	137,583
Fixed assets:
Furniture and equipment	66,756	68,128
Leasehold improvements	55,218	51,105
Fixed assets, gross	121,974	119,233
Less accumulated depreciation and amortization	(89,853)	(87,093)
Fixed assets, net	32,121	32,140
Operating lease right-of-use assets	137,248	133,936
Investment in unconsolidated affiliate	12,320	12,190
Goodwill	677,595	667,152
Other identifiable intangible assets, net	175,627	179,311
Other assets	4,157	5,155
Total assets	$1,179,600	$1,167,467

LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST, USPH SHAREHOLDERS’ EQUITY AND NON-CONTROLLING INTEREST
Current liabilities:
Accounts payable - trade	$4,200	$5,936
Accrued expenses	65,436	59,513
Current portion of operating lease liabilities	41,038	39,835
Current portion of term loan and notes payable	8,168	10,999
Total current liabilities	118,842	116,283
Notes payable, net of current portion	321	903
Revolving facility	24,500	11,000
Term loan, net of current portion and deferred financing costs	127,093	130,627
Deferred taxes	34,402	29,465
Operating lease liabilities, net of current portion	104,279	101,868
Other long-term liabilities	4,571	18,275
Total liabilities	414,008	408,421

Redeemable non-controlling interest - temporary equity	263,298	269,025

Commitments and Contingencies

U.S. Physical Therapy, Inc. (“USPH”) shareholders’ equity:
Preferred stock, $0.01 par value, 500,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.01 par value, 20,000,000 shares authorized, 17,418,856 and 17,309,120 shares issued, respectively	172	172
Additional paid-in capital	294,636	290,321
Accumulated other comprehensive gain	1,214	2,799
Retained earnings	236,356	227,265
Treasury stock at cost, 2,214,737 shares	(31,628)	(31,628)
Total USPH shareholders’ equity	500,750	488,929
Non-controlling interest - permanent equity	1,544	1,092
Total USPH shareholders’ equity and non-controlling interest - permanent equity	502,294	490,021
Total liabilities, redeemable non-controlling interest, USPH shareholders’ equity and non-controlling interest - permanent equity	$1,179,600	$1,167,467

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF NET INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30,2025	June 30, 2024

Net patient revenue	$164,183	$140,271	$316,730	$271,346
Other revenue	33,161	26,919	64,402	51,519
Net revenue	197,344	167,190	381,132	322,865
Operating cost:
Salaries and related costs	113,788	96,334	225,037	190,065
Rent, supplies, contract labor and other	34,127	30,335	67,971	58,319
Depreciation and amortization	5,741	4,299	11,281	8,197
Provision for credit losses	1,995	1,717	3,843	3,344
Clinic closure costs - lease and other	69	643	311	677
Total operating cost	155,720	133,328	308,443	260,602

Gross profit	41,624	33,862	72,689	62,263

Corporate office costs	17,476	14,249	33,721	28,334
(Gain) loss on change in fair value of contingent earn-out consideration	(790)	4,046	(5,612)	3,434
Operating income	24,938	15,567	44,580	30,495

Other income (expense):
Interest expense, debt and other	(2,422)	(1,980)	(4,701)	(3,948)
Interest income from investments	28	1,074	52	2,617
Change in revaluation of put-right liability	(339)	(223)	(743)	(303)
Equity in earnings of unconsolidated affiliate	401	248	794	519
Loss on sale of a partnership	-	-	(123)	-
Other	47	109	122	171
Total other expense	(2,285)	(772)	(4,599)	(944)

Income before taxes	22,653	14,795	39,981	29,551

Provision for income taxes	4,933	3,083	8,793	6,222
Net income	17,720	11,712	31,188	23,329

Less: Net income attributable to non-controlling interest:
Redeemable non-controlling interest - temporary equity	(3,914)	(3,314)	(5,926)	(5,541)
Non-controlling interest - permanent equity	(1,413)	(892)	(2,970)	(2,236)
	(5,327)	(4,206)	(8,896)	(7,777)

Net income attributable to USPH shareholders	$12,393	$7,506	$22,292	$15,552

Basic and diluted earnings per share attributable to USPH shareholders	$0.58	$0.47	$1.38	$0.93

Shares used in computation - basic and diluted	15,197	15,072	15,165	15,044

Dividends declared per common share	$0.45	$0.44	$0.90	$0.88

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS)

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

Net income	$17,720	$11,712	$31,188	$23,329
Other comprehensive (loss) gain:
Unrealized (loss) gain on cash flow hedge	(798)	(31)	(2,129)	1,750
Tax effect at statutory rate (federal and state)	204	8	544	(447)
Comprehensive income	$17,126	$11,689	$29,603	$24,632

Comprehensive income attributable to non-controlling interest	(5,327)	(4,206)	(8,896)	(7,777)
Comprehensive income attributable to USPH shareholders	$11,799	$7,483	$20,707	$16,855

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Six Months Ended
	June 30, 2025	June 30, 2024
OPERATING ACTIVITIES
Net income including non-controlling interest	$31,188	$23,329
Adjustments to reconcile net income including non-controlling interest to net cash provided by operating activities:
Depreciation and amortization	11,924	8,609
Provision for credit losses	3,843	3,344
Equity-based awards compensation expense	3,888	3,916
Amortization of debt issue costs	210	210
Change in deferred income taxes	7,279	770
Change in revaluation of put-right liability	743	303
Change in fair value of contingent earn-out consideration	(5,612)	3,434
Equity of earnings in unconsolidated affiliate	(794)	(519)
Loss on sale of fixed assets	438	51
Loss on sale of a partnership	123	-
Changes in operating assets and liabilities:
Patient accounts receivable,net	(10,232)	(5,110)
Accounts receivable - other	355	(2,351)
Other current and long term assets	(4,426)	(1,642)
Accounts payable and accrued expenses	(7,914)	(1,481)
Other long-term liabilities	(827)	548
Net cash provided by operating activities	30,186	33,411

INVESTING ACTIVITIES
Purchase of fixed assets	(5,830)	(4,174)
Purchase of majority interest in businesses, net of cash acquired	(6,890)	(38,695)
Purchase of redeemable non-controlling interest, temporary equity	(8,427)	(6,230)
Purchase of non controlling interest, permanent equity	(149)	(527)
Proceeds from the sale of non-controlling interest, permanent equity	9	26
Proceeds from the sale of partnership interest - redeemable non-controlling interest, temporary equity	15	69
Repayment of notes receivable related to redeemable non-controlling interest	346	375
Proceeds from the sale of partnership	700	-
Distributions from unconsolidated affiliate	664	532
Other	228	(131)
Net cash (used in) investing activities	(19,334)	(48,755)

FINANCING ACTIVITIES
Proceeds from revolving facility	73,500	-
Payments on revolving facility	(60,000)	-
Distributions to non-controlling interest, permanent and temporary equity	(10,697)	(8,318)
Cash dividends paid to shareholders	(13,678)	(13,264)
Payments on term loan	(5,625)	(1,875)
Principal payments on notes payable	(1,628)	(1,113)
Net cash (used in) financing activities	(18,128)	(24,570)

Net (decrease) in cash and cash equivalents	(7,276)	(39,914)
Cash and cash equivalents - beginning of period	41,362	152,825
Cash and cash equivalents - end of period	$34,086	$112,911

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$9,833	$4,932
Interest paid	4,683	3,708
Non-cash investing and financing transactions during the period:
Purchase of businesses - seller financing portion	-	955
Fair market value of initial contingent consideration related to purchase of businesses	3,059	2,800
Offset of notes receivable associated with purchase of redeemable non-controlling interest	254	75
Notes payable related to purchase of non-controlling interest, temporary equity	-	22
Notes payable related to purchase of redeemable non-controlling interest, temporary equity	89	-
Notes receivable related to sale of redeemable non-controlling interest, temporary equity	660	402
Notes receivable related to the sale of non-controlling interest, permanent equity	29	243

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(IN THOUSANDS)

	Common Stock		Additional	Accumulated Other	Retained	Treasury Stock		Total Shareholders’	Non-Controlling
For the three months ended June 30, 2025	Shares	Amount	Paid-In Capital	Comprehensive Gain	Earnings	Shares	Amount	Equity	Interests	Total

Balance March 31, 2025	17,406	$172	$292,773	$1,783	$234,161	(2,215)	$(31,628)	$497,261	$1,700	$498,961
Net income attributable to USPH shareholders	-	-	-	-	12,393	-	-	12,393	-	12,393
Net income attributable to non-controlling interest - permanent equity	-	-	-	-	-	-	-	-	1,413	1,413
Issuance of restricted stock, net of cancellations	13	-	-	-	-	-	-	-	-	-
Revaluation of redeemable non-controlling interest	-	-	-	-	(4,806)	-	-	(4,806)	-	(4,806)
Compensation expense - equity-based awards	-	-	1,975	-	-	-	-	1,975	-	1,975
Sale of non-controlling interest	-	-	(9)	-	-	-	-	(9)	-	(9)
Purchase of partnership interests - non-controlling interest	-	-	-	-	-	-	-	-	-	-
Dividends paid to USPH shareholders	-	-	-	-	(6,842)	-	-	(6,842)	-	(6,842)
Distributions to non-controlling interest partners - permanent equity	-	-	-	-	-	-	-	-	(1,578)	(1,578)
Deferred taxes related to redeemable non-controlling interest - temporary equity	-	-	-	-	1,439	-	-	1,439	-	1,439
Other comprehensive gain	-	-	-	(594)	-	-	-	(594)	-	(594)
Transfer of RNCI due to separation agreement	-	-	-	-	-	-	-	-	-	-
Other	-	-	(103)	25	11	-	-	(67)	9	(58)
Balance June 30, 2025	17,419	172	294,636	1,214	236,356	(2,215)	(31,628)	500,750	1,544	502,294

	Common Stock		Additional	Accumulated Other	Retained	Treasury Stock		Total Shareholders’	Non-Controlling
For the six months ended June 30, 2025	Shares	Amount	Paid-In Capital	Comprehensive Loss	Earnings	Shares	Amount	Equity	Interests	Total

Balance December 31, 2024	17,309	$172	$290,321	$2,799	$227,265	(2,215)	$(31,628)	$488,929	$1,092	$490,021
Net income attributable to USPH shareholders	-	-	-	-	22,292	-	-	22,292	-	22,292
Net income attributable to non-controlling interest - permanent equity	-	-	-	-	-	-	-	-	2,970	2,970
Issuance of restricted stock, net of cancellations	110	-	-	-	-	-	-	-	-	-
Revaluation of redeemable non-controlling interest, net of tax	-	-	-	-	(1,903)	-	-	(1,903)	-	(1,903)
Compensation expense - equity-based awards	-	-	3,706	-	-	-	-	3,706	-	3,706
Sale of non-controlling interest	-	-	(9)	-	-	-	-	(9)	-	(9)
Purchase of partnership interests - non-controlling interest	-	-	-	-	-	-	-	-	-	-
Dividends paid to USPH shareholders	-	-	-	-	(13,678)	-	-	(13,678)	-	(13,678)
Distributions to non-controlling interest partners - permanent equity	-	-	-	-	-	-	-	-	(2,565)	(2,565)
Deferred taxes related to redeemable non-controlling interest - temporary equity	-	-	-	-	2,375	-	-	2,375	-	2,375
Other comprehensive gain	-	-	-	(1,585)	-	-	-	(1,585)	-	(1,585)
Transfer of compensation liability for certain stock issued pursuant to long-term incentive plans	-	-	721	-	-	-	-	721	-	721
Transfer of RNCI due to separation agreement	-	-	-	-	-	-	-	-	-	-
Other	-	-	(103)	-	5	-	-	(98)	47	(51)
Balance June 30, 2025	17,419	172	294,636	1,214	236,356	(2,215)	(31,628)	500,750	1,544	502,294

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(IN THOUSANDS)

	Common Stock		Additional	Accumulated Other	Retained	Treasury Stock		Total Shareholders’	Non-Controlling
For the three months ended June 30, 2024	Shares	Amount	Paid-In Capital	Comprehensive Gain	Earnings	Shares	Amount	Equity	Interests	Total

Balance March 31, 2024	17,283	$172	$283,546	$4,108	$223,573	(2,215)	$(31,628)	$479,771	$1,462	$481,233
Net income attributable to USPH shareholders	-	-	-	-	7,506	-	-	7,506	-	7,506
Net income attributable to non-controlling interest - permanent equity	-	-	-	-	-	-	-	-	892	892
Issuance of restricted stock, net of cancellations	8	-	-	-	-	-	-	-	-	-
Revaluation of redeemable non-controlling interest	-	-	-	-	(622)	-	-	(622)	-	(622)
Compensation expense - equity-based awards	-	-	1,919	-	-	-	-	1,919	-	1,919
Sale of non-controlling interest	-	-	2	-	-	-	-	2	-	2
Purchase of partnership interests - non-controlling interest	-	-	(5)	-	-	-	-	(5)	(18)	(23)
Dividends paid to USPH shareholders	-	-	-	-	(6,634)	-	-	(6,634)	-	(6,634)
Distributions to non-controlling interest partners - permanent equity	-	-	-	-	-	-	-	-	(1,291)	(1,291)
Deferred taxes related to redeemable non-controlling interest - temporary equity	-	-	-	-	(375)	-	-	(375)	-	(375)
Other comprehensive gain	-	-	-	(23)	-	-	-	(23)	-	(23)
Transfer of RNCI due to separation agreement	-	-	-	-	3,033	-	-	3,033	-	3,033
Other	-	-	-	(1)	1	-	-	-	(2)	(2)
Balance June 30, 2024	17,291	172	285,462	4,084	226,482	(2,215)	(31,628)	484,572	1,043	485,615

	Common Stock		Additional	Accumulated Other	Retained	Treasury Stock		Total Shareholders’	Non-Controlling
For the six months ended June 30, 2024	Shares	Amount	Paid-In Capital	Comprehensive Loss	Earnings	Shares	Amount	Equity	Interests	Total

Balance December 31, 2023	17,202	$172	$281,096	$2,782	$223,772	(2,215)	$(31,628)	$476,194	$1,216	$447,410
Net income attributable to USPH shareholders	-	-	-	-	15,552	-	-	15,552	-	15,552
Net income attributable to non-controlling interest - permanent equity	-	-	-	-	-	-	-	-	2,236	2,236
Issuance of restricted stock, net of cancellations	89	-	-	-	-	-	-	-	-	-
Revaluation of redeemable non-controlling interest, net of tax	-	-	-	-	(2,061)	-	-	(2,061)	-	(2,061)
Compensation expense - equity-based awards	-	-	3,916	-	-	-	-	3,916	-	3,916
Sale of non-controlling interest	-	-	200	-	-	-		200	-	200
Purchase of partnership interests - non-controlling interest	-	-	(350)	-	-	-	-	(350)	(56)	(406)
Dividends paid to USPH shareholders	-	-	-	-	(13,264)	-	-	(13,264)	-	(13,264)
Distributions to non-controlling interest partners - permanent equity	-	-	-	-	-	-	-	-	(2,351)	(2,351)
Deferred taxes related to redeemable non-controlling interest - temporary equity	-	-	-	-	(550)	-	-	(550)	-	(550)
Other comprehensive gain	-	-	-	1,303	-	-	-	1,303	-	1,303
Transfer of compensation liability for certain stock issued pursuant to long-term incentive plans	-	-	600	-	-			600	-	600
Transfer of RNCI due to separation agreement	-	-	-	-	3,033			3,033	-	3,033
Other	-	-	-	(1)	-	-	-	(1)	(2)	(3)
Balance June 30, 2024	17,291	172	285,462	4,084	226,482	(2,215)	(31,628)	484,572	1,043	485,615

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Significant Accounting Policies

Nature of Business

U.S. Physical Therapy, Inc. and its subsidiaries (the “Company”) operates its business through two reportable business segments. Our physical therapy operations consist of physical therapy, speech therapy and occupational therapy clinics  and home-care physical and speech therapy practices that provide pre- and post-operative care and treatment for a variety of orthopedic-related disorders, sports-related injuries, and rehabilitation of injured workers. Services provided by the industrial injury prevention services (“IIP”) segment include onsite services for clients’ employees including injury prevention and rehabilitation, performance optimization, post-offer employment testing, functional capacity evaluations and ergonomic assessments. The majority of IIP is contracted with and paid for directly by employers, including a number of Fortune 500 companies. IIP services are performed through Industrial Sports Medicine Professionals with specialized training related to the musculoskeletal system.

The Company added six clinics and closed four clinics in the 2025 Second Quarter bringing its total owned and/or managed clinics to 768 as of June 30, 2025, compared to 722 as of June 30, 2024.

During the six months ended June 30, 2025, and for the year ended December 31, 2024, the Company completed the acquisitions of the following clinic practices and IIP businesses:

Schedule of Percentage Interest Acquired in Business		% Interest	Number of
Acquisition	Date	Acquired	Clinics
April 2025 Acquisition	April 30, 2025	40%*	**
February 2025 Acquisition	February 28, 2025	65%	3
November 2024 Acquisition	November 30, 2024	75%	8
October 2024 Acquisition	October 31, 2024	50%	50
August 2024 Acquisition	August 31, 2024	70%	8
April 2024 Acquisition	April 30, 2024	***	****
March 2024 Acquisition	March 29, 2024	50%	9

*	On April 30,2025, the Company acquired an outpatient home care practice that provides speech and occupational therapy through its 50% owned subsidiary MSO Metro LLC. (“Metro”). After the transaction, the Company’s ownership interest is 40%, the local partners have an ownership interest of 40% and the practice’s preacquisition owners have a 20% ownership interest.

**	Home-care business
***	On April 30, 2024, one of our primary IIP businesses, Briotix Health Limited Partnership, acquired 100% of an IIP business.
****	IIP business.

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

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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

For the three and six months ended June 30, 2025, no triggering events or indicators were identified that would require impairments of assets for such period. During the three and twelve months ended December 31, 2024, the Company recorded a non-cash impairment charge of $2.4 million related to assets held for sale (described in Note 5, Assets Held for Sale), of which $1.6 million was attributed to referral relationships, $0.5 million was attributed to tradename and $0.3 million was attributed to other assets.

The Company will continue to monitor for any triggering events or other indicators of impairment.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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

Redeemable Non-Controlling Interest

The non-controlling interest that is reflected as redeemable non-controlling interest in the consolidated financial statements consists of those in which the owners and the Company have certain redemption rights, whether currently exercisable or not, and which currently, or in the future, require that the Company purchase or the owner sell the non-controlling interest held by the owner, if certain conditions are met.  The purchase price is derived via a predetermined formula based on a multiple of earnings performance as defined in the respective limited partnership agreements.  Most of these redemption rights can be triggered by the owner or the Company at such time as both of the following events have occurred: 1) termination of the owner’s employment, regardless of the reason for such termination, and 2) the passage of specified number of years after the closing of the transaction, typically three to six years, as defined in the limited partnership agreement or limited liability company agreement, as applicable. Other redemption rights can be triggered by the owner after the passage of a certain period of time. The redemption rights are not automatic or mandatory (even upon death) and require either the owner or the Company to exercise its rights when the conditions triggering the redemption rights have been satisfied.

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

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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

During the six months ending June 30, 2025, the Company sold interests in two partnerships, for an aggregate price of $0.1 million. During the year ended December 31, 2024, the Company sold interests in six partnerships for an aggregate price of $0.3 million.

During the six months ended, June 30, 2024, the Company acquired additional interests in partnerships which are included in non-controlling interests - permanent equity. The additional interests purchased in each of the partnerships ranged from 15% to 35.0% and the aggregated purchase price for acquired non-controlling interests – permanent equity was $0.2 million. During the year ended, December 31, 2024, the Company acquired additional interests in partnerships which are included in non-controlling interests - permanent equity. The additional interests purchased in each of the partnerships ranged from 1.5% to 35.0% and the aggregated purchase price for acquired non-controlling interests – permanent equity was $0.8 million.

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

Patient Revenue

Net patient revenue consists of revenues for physical therapy and occupational therapy clinics, and home-care physical and speech therapy practices, that provide pre- and post-operative care and treatment for orthopedic related disorders, sports-related injuries, preventative care, rehabilitation of injured workers and neurological-related injuries. Net patient revenue (patient revenue less estimated contractual adjustments – as described below) is recognized at the estimated net realizable amounts from third-party payors, patients and others in exchange for services rendered when obligations under the terms of the contract are satisfied. There is an implied contract between us and the patient upon each patient visit. Generally, this occurs as the Company provides physical and occupational therapy services, as each service provided is distinct and future services rendered are not dependent on previously rendered services. The Company has agreements with third-party payors that provide payments to the Company at amounts different from its established rates.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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

Management contract revenue, which is also included in other revenue, is derived from contractual arrangements whereby the Company manages a clinic for unrelated physician groups and hospitals. Typically, revenue is determined based on the number of visits conducted at the clinic and recognized at a point in time when services are performed. Costs, typically consisting of salaries, are recorded when incurred. Management contract revenue was $2.3 million and $2.4 million for the three months ended June 30, 2025 and June 30, 2024, respectively, and was $4.8 million for both the six months ended June 30, 2025 and June 30, 2024, respectively.

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

Allowance for Credit Losses

The Company determines allowances for credit losses based on the specific agings at each clinic. The provision for credit losses is included in operating costs in the consolidated statements of net income. Patient accounts receivable, which are stated at the historical carrying amount net of contractual allowances, write-offs, and allowance for credit losses, includes only those amounts the Company estimates to be collectible.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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

The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits nor was any interest expense recognized during either the three and six months ended June 30, 2025, or June 30, 2024. The Company records any interest or penalties, if required, in interest and other expense, as appropriate.

On July 4, 2025, the President signed H.R. 1, the “One Big Beautiful Bill Act,” into law. The legislation includes several changes to federal tax law that generally allow for more favorable deductibility of certain business expenses beginning in 2025, including the reinstatement of 100% bonus depreciation. These changes were not reflected in the income tax provision for the period ended June 30, 2025, as enactment occurred after the balance sheet date. The Company is currently evaluating the impact on future periods.

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

The put right expiring in 2027 is associated with the potential future purchase of a separate company within the Company’s IIP business. It is marked to fair value on a recurring basis using Level 3 inputs. In determining the value of the put right as of June 30, 2025, the Company used a Monte Carlo simulation model utilizing unobservable inputs including asset volatility of 20.0% and a discount rate of 11.06%. The value of this put right increased $0.7 million for the six months ended June 30, 2025. The put right was valued at approximately $1.8 million on June 30, 2025, and approximately $1.0 million on December 31, 2024.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The consideration for some of the Company’s acquisitions includes future payments that are contingent upon the occurrence of future operational or financial objectives being met. The Company estimates the fair value of contingent consideration obligations through valuation models designed to estimate the probability of such contingent payments based on various assumptions and incorporating estimated success rates. These fair value measurements are based on significant inputs not observable in the market. Substantial judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, changes in assumptions could have a material impact on the amount of contingent consideration expense the Company records in any given period. The Company determined the fair value of its contingent consideration obligations to be $14.8 million on June 30, 2025, and $17.6 million on December 31, 2024.

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

Restricted Stock

Restricted stock issued to employees and directors is subject to continued employment or continued service on the board, respectively. Generally, restrictions on the stock granted to employees lapse in equal annual installments on the following four anniversaries of the date of grant. For those shares granted to directors, the restrictions will lapse in equal quarterly installments during the first year after the date of grant. For those granted to officers and certain other key employees, the restriction will lapse in equal quarterly installments during the four years following the date of grant. Compensation expense for grants of restricted stock is recognized based on the fair value per share on the date of grant amortized over the vesting period. The Company recognizes any forfeitures as they occur. The restricted stock issued is included in basic and diluted shares for the earnings per share computation during the three and six months ended June 30, 2025.

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

2. Earnings Per Share

Basic and diluted earnings per share is computed using the two-class method, which is an earnings allocation method that determines earnings per share for common shares and participating securities. The restricted stock the Company grants are participating securities containing non-forfeitable rights to receive dividends. Accordingly, any unvested shares of restricted stock is included in the basic and diluted earnings per share computation. Additionally, in accordance with current accounting guidance, the revaluation of redeemable non-controlling interest (see Note 4, Redeemable Non-Controlling Interest), net of tax, charged directly to retained earnings is included in the earnings per basic and diluted share calculation.

The computation of basic and diluted earnings per share are as follows.

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Earnings per Share	(In thousands, except per share data)		(In thousands, except per share data)
Computation of earnings per share - USPH shareholders:
Net income attributable to USPH shareholders	$12,393	$7,506	$22,292	$15,552
Charges to retained earnings:
Revaluation of redeemable non-controlling interest	(4,806)	(622)	(1,903)	(2,061)
Tax effect at statutory rate (federal and state)	1,228	159	486	527
	$8,815	$7,043	$20,875	$14,018

Earnings per share (basic and diluted)	$0.58	$0.47	$1.38	$0.93

Shares used in computation:
Basic and diluted earnings per share - weighted-average shares	15,197	15,072	15,165	15,044

3. Acquisitions of Businesses

The Company’s strategy is to continue acquiring multi-clinic outpatient physical therapy practices and home-care physical and speech therapy practices, to develop outpatient physical therapy clinics as satellites in existing partnerships, and to continue acquiring companies that provide industrial injury prevention services. The consideration paid for each acquisition is derived through arm’s length negotiations and funded through working capital or borrowings under the Company’s revolving facility.

The results of operations of the acquisitions below have been included in the Company’s unaudited consolidated financial statements from their respective date of acquisition. Unaudited proforma consolidated financial information for the acquisitions has not been included, as the results, individually and in the aggregate, were not material to current operations.

During the six months ended June 30, 2025, the Company acquired a majority interest in the following businesses:

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
2025 Acquisitions

		% Interest	Number of
Acquisition	Date	Acquired	Clinics
April 2025 Acquisition	April 30, 2025	40%	*
February 2025 Acquisition	February 28, 2025	65%	3

*	Home-care business

The purchase price plus the fair value of the non-controlling interest for the acquisitions after June 30, 2024 was allocated to the fair value of the assets acquired, inclusive of identifiable intangible assets (i.e. tradenames, referral relationships and non-compete agreements) and liabilities assumed based on the estimated fair values at the acquisition date, with the amount in excess of fair values being recorded as goodwill. The Company is in the process of completing its formal valuation analysis of the above-mentioned acquisitions in order to identify and determine the fair value of tangible and identifiable intangible assets acquired and the liabilities assumed. Thus, the final allocation of the purchase price may differ from the preliminary estimates used on June 30, 2025, based on additional information obtained and completion of the valuation of the identifiable intangible assets. Changes in the estimated valuation of the tangible assets acquired, the completion of the valuation of identifiable intangible assets and the completion by the Company of the identification of any unrecorded pre-acquisition contingencies, where the liability is probable and the amount can be reasonably estimated, will likely result in adjustments to goodwill. The Company does not expect the adjustments to be material. The Company continues to evaluate the components for the purchase price allocations for subsequent acquisitions in 2024 and 2025.

On April 30, 2025, the Company acquired an outpatient home-care physical and speech therapy practice through its 50%-owned subsidiary, MSO Metro, LLC. (“Metro”). After the transaction, the Company’s ownership interest is 40%, the local partners have an ownership interest of 40% and the practice’s preacquisition owners have a 20% ownership interest. The purchase price for the 80% equity interest was approximately $2.3 million which was paid in cash.  As part of this transaction, the Company agreed to additional consideration if future operational objectives are met. The maximum amount of additional contingent consideration due under this agreement is $1.8 million.

On February 28, 2025, the Company acquired 65% interest in a physical therapy practice with three clinic locations. The prior owner retained a 35% ownership interest. The purchase price for the 65% interest was approximately $3.8 million, which was paid in cash. As part of this transaction, the Company agreed to additional consideration if future operational objectives are met by the business. The maximum amount of additional contingent consideration due under this agreement is $1.3 million.  The contingent consideration was valued at $0.6 million as of June 30, 2025.

Besides the multi-clinic acquisitions referenced above, the Company purchased the assets and business of four physical therapy clinics during 2025, which were tucked into larger partnerships in separate transactions.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following table provides details on the preliminary purchase price allocation for the acquisitions described above.

Physical Therapy
Operations
(In thousands)
Cash paid, net of cash acquired	$6,890
Seller note	-
Deferred payments	-
Contingent payments	3,059
Total consideration	$9,949

Estimated fair value of net tangible assets acquired:
Total current assets	$544
Total non-current assets	140
Total liabilities	(258)
Net tangible assets acquired	426
Customer and referral relationships	2,857
Non-compete agreement	158
Tradenames	672
Goodwill	8,551
Fair value of non-controlling interest (classified as redeemable non-controlling interest)	(2,715)
$9,949

Total current assets primarily represent accounts receivable while total non-current assets consist of fixed assets and equipment used in a physical therapy practice.

For the acquisitions completed in the three and six months ended June 30, 2025, the values assigned to the customer and referral relationships and non-compete agreement are being amortized on a straight-line basis over their respective estimated lives. For customer and referral relationships, the weighted-average amortization period is 12.0 years. For the non-compete agreements, the weighted-average amortization period is 6.0 years. The values assigned to tradenames are tested annually for impairment.

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

On October 31, 2024, the Company acquired a 50% interest in Metro pursuant to an Equity Interest Purchase Agreement (the “Purchase Agreement”) dated October 7, 2024 among U.S. Physical Therapy, Ltd. (a subsidiary of the Company), Metro, the members of Metro, and Michael G. Mayrsohn, as Sellers’ Representative. The Company also became the managing member of Metro.

The Company paid a purchase price of approximately $76.5 million, $75.0 million of which was funded by our cash on hand and the remaining $1.5 million through the issuance of 18,358 shares of the Company’s common stock based on a trailing five-day average as of the day immediately prior to closing. The shares of the Company’s common stock were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act. The Purchase Agreement also included an earnout where the sellers can earn up to $20.0 million of additional consideration if certain performance criteria relating to the Metro business are achieved. The contingent consideration is valued at $8.7 million on June 30, 2025.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
On August 31, 2024, the Company acquired a 70% equity interest in an eight-clinic practice physical therapy and the original practice owners retained a 30% equity interest. The purchase price for the 70% equity interest was approximately $2.0 million. As part of the transaction, the Company agreed to additional contingent consideration if future operational and financial objectives are met. The maximum amount of additional contingent consideration due under this agreement is $3.6 million.  The contingent consideration was valued at $0.7 million on June 30, 2025.

On April 30, 2024 the Company acquired 100% of an IIP business (“April 2024 Acquisition”), through one of its primary IIP businesses, Briotix Health Limited Partnership, for a purchase price of approximately $24.0 million, of which $0.5 million was in the form of a note payable. The note accrues interest at 5.0% per annum and the principal and the interest is to be paid in May 2025. As part of the transaction, the Company agreed to additional contingent consideration if future operational objectives are met by the business. The maximum amount of additional contingent consideration due under this agreement is $10.0 million. The contingent consideration was valued at $1.8 million as of June 30, 2025.

On March 29, 2024, the Company acquired a 50% equity interest in a nine-clinic physical therapy and hand therapy practice (“March 2024 Acquisition”). The original owners of the practice retained the remaining 50%. The purchase price for the 50% equity interest was approximately $16.4 million, of which $0.5 million was in the form of a note payable. The note accrues interest at 4.5% per annum and the principal and the interest are payable on March 29, 2026. As part of the transaction, the Company agreed to additional contingent consideration if future operational and financial objectives are met. There is no maximum payout. The contingent consideration was valued at $1.2 million on June 30, 2025.

For the year ended December 31, 2024, besides the multi-clinic acquisition referenced above, the Company purchased the assets and business of seven physical therapy clinics, which were tucked into larger partnerships in separate transactions.

The following table provides details on the purchase price allocations for the March 2024 Acquisition, the April 2024 Acquisition and preliminary purchase price allocations for the other acquisitions described above.

	Physical Therapy
	IIP	Operations	Total
	(In thousands)
Cash paid, net of cash acquired	$23,106	$110,009	$133,115
Seller note	455	1,220	1,675
Deferred payments	-	1,500	1,500
Contingent payments	2,100	15,571	17,671
Total consideration	$25,661	$128,300	$153,961

Estimated fair value of net tangible assets acquired:
Total current assets	$1,132	$9,978	$11,110
Total non-current assets	563	30,382	30,945
Total liabilities	(463)	(29,152)	(29,615)
Net tangible assets acquired	1,232	11,208	12,440
Customer and referral relationships	6,500	53,097	59,597
Non-compete agreement	210	3,306	3,516
Tradenames	1,400	12,113	13,513
Goodwill	16,319	148,719	165,038
Fair value of non-controlling interest (classified as redeemable non-controlling interest)	-	(100,143)	(100,143)
	$25,661	$128,300	$153,961

Total current assets primarily represent accounts receivable while total non-current assets consist of fixed assets and equipment used in the practice.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the acquisitions in 2024, the values assigned to the customer and referral relationships and non-compete agreements are being amortized on a straight-line basis over their respective estimated lives. For customer and referral relationships, the weighted-average amortization period is 12.6 years. For the non-compete agreements, the weighted-average amortization period is 5.8 years. The values assigned to tradenames are tested annually for impairment.

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

Based on the provisions of the management agreements, the Company determined that these entities are variable interest entities. The Company’s ownership percentages in these entities is 50% as of June 30, 2025. The Company consolidates the VIEs since it controls the management and operating activities that are most significant to the VIEs’ economic performance and its ownership interests expose the Company to the risks and benefits that could potentially be significant to each VIE.

The assets of the VIEs recognized in consolidation may only be used to settle obligations of each respective VIE and may not be used to satisfy claims of the Company, and the creditors of each VIE do not have recourse to the Company’s general credit. As of June 30, 2025, and December 31, 2024, the total assets of the Company’s variable interest entities were $242.1 million and $231.3 million, respectively. As of June 30, 2025, and December 31, 2024, the total liabilities of the Company’s VIEs were $38.1 million and $31.9 million respectively.

The table below presents the operating results of the VIEs.

	Three Months Ended	Six Months Ended
	June 30, 2025	June 30, 2025
	(In thousands)
Net revenue	$23,117	$42,923
Operating cost:
Salaries and related costs	13,175	26,080
Rent, supplies, contract labor and other	4,461	8,578
Depreciation and amortization	1,727	2,914
Provision for credit losses	230	427
Total operating cost	19,593	37,999
Gross profit	3,524	4,924
Other expense	3	6
Provision for income taxes	182	182
Net income	$3,339	$4,736

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

6.
In  most cases, some or all of the Selling Shareholders enter into an employment agreement (the “Employment Agreement”) with NewCo with an initial term that ranges from three to six years (the “Employment Term”), with automatic one-year renewals, unless employment is terminated prior to the end of the Employment Term. As a result, a Selling Shareholder becomes an employee (“Employed Selling Shareholder”) of NewCo. The employment of an Employed Selling Shareholder can be terminated by the Employed Selling Shareholder or NewCo, with or without cause, at any time. In a few situations, a Selling Shareholder does not become employed by NewCo and is not involved with NewCo following the closing; in those situations, such Selling Shareholders sell their entire ownership interest in the Seller Entity as of the closing of the Acquisition.

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

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Carrying Amounts of Redeemable Non-Controlling Interests

The following table details the changes in the carrying amount (fair value) of the Company’s redeemable non-controlling interests:

	Six Months Ended	Year Ended
	June 30, 2025	December 31, 2024
	(In thousands)
Beginning balance	$269,025	$174,828
Net income allocated to redeemable non-controlling interest partners	5,926	10,044
Distributions to redeemable non-controlling interest partners	(8,132)	(10,579)
Changes in the fair value of redeemable non-controlling interest	1,903	4,964
Purchases of redeemable non-controlling interest	(8,771)	(8,122)
Acquired interest	2,715	100,336
Sales of redeemable non-controlling interest	675	1,969
Changes in notes receivable related to redeemable non-controlling interest	(43)	(1,016)
Reduction due to separation agreement	-	(3,033)
Adjustments in notes receivables related to the sales of redeemable non-controlling interest	-	(366)
Ending balance	$263,298	$269,025

The following table categorizes the carrying amount (fair value) of the redeemable non-controlling interests:

	Six Months Ended	Year Ended
	June 30, 2025	December 31, 2024
	(In thousands)
Contractual time period has lapsed but holder’s employment has not terminated	$71,396	$74,668
Contractual time period has not lapsed and holder’s employment has not terminated	191,902	194,357
Holder’s employment has terminated and contractual time period has expired	-	-
Holder’s employment has terminated and contractual time period has not expired	-	-
	$263,298	$269,025

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

The transaction was completed in February 2025 and the related loss on sale of $0.1 million was recognized in the consolidated statements of net income for the six months ended June 30, 2025.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
6. Goodwill

The changes in the carrying amount of goodwill consisted of the following:

	Six Months Ended	Year Ended
	June 30, 2025	December 31, 2024
	(In thousands)
Beginning balance	$667,152	$509,571
Acquisitions	8,551	164,529
Adjustments for purchase price allocation of businesses acquired in prior year	1,892	(6,551)
Other	-	(397)
Ending balance	$677,595	$667,152

For the three and six months ended June 30, 2025, and 2024, no triggering events or indicators were identified that would require impairment assessments as of such periods.

7. Intangible Assets

The Company’s intangible assets, net, consisted of the following:

	June 30, 2025			December 31, 2024
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Customer and referral relationships	$158,474	$(44,895)	$113,579	$156,747	$(39,218)	$117,529
Tradenames	57,586	-	57,586	57,041	-	57,041
Non-compete agreements	13,369	(8,907)	4,462	13,077	(8,336)	4,741
	$229,429	$(53,802)	$175,627	$226,865	$(47,554)	$179,311

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

The following table details the amount of amortization expense recorded for intangible assets for the periods presented:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(In thousands)
Customer and referral relationships	$2,870	$2,066	$5,677	$3,884
Non-compete agreements	270	191	571	354
	$3,140	$2,257	$6,248	$4,238

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Based on the balance of referral relationships and non-compete agreements as of June 30, 2025, the expected amount to be amortized in 2025 and thereafter by year is as follows:

For the Year Ending December 31,	Customer and Referral Relationships	Non-Compete Agreements
	(In thousands)
2025 (excluding the six months ended June 30, 2025)	$5,912	$562
2026	11,375	1,007
2027	11,212	881
2028	10,943	802
2029	10,565	629
Thereafter	63,572	581

8. Accrued Expenses

Accrued expenses consists of the following for the period presented.

	June 30, 2025	December 31, 2024
	(In thousands)
Salaries and related costs	$31,559	$34,886
Credit balances due to patients and payors	6,985	6,359
Group health insurance claims	4,723	2,462
Federal income taxes payable	-	4,544
Contingent consideration payable	14,147	3,043
Other property taxes payable	564	371
Interest payable	378	402
Closure costs	2,085	2,828
Professional fees	1,249	860
Other	3,746	3,758
Total	$65,436	$59,513

9. Borrowings

Amounts outstanding under the Company’s Senior Credit Facilities (as defined below) and notes payable consisted of the following:

	June 30, 2025			December 31, 2024
	Principal Amount	Unamortized discount and debt issuance cost	Net Debt	Principal Amount	Unamortized discount and debt issuance cost	Net Debt
	(In thousands)
Term Facility	$135,000	$(830)	$134,170	$140,625	$(1,049)	$139,576
Revolving Facility	24,500	-	24,500	11,000	-	11,000
Other	1,412	-	1,412	2,953	-	2,953
Total debt	160,912	(830)	160,082	154,578	(1,049)	153,529
Less: Current portion of long-term debt (1)	8,591	(423)	8,168	11,422	(423)	10,999
Long-term debt, net of current portion	$152,321	$(407)	$151,914	$143,156	$(626)	$142,530

(1)	The long-term portion is included as part of Other Long-Term Liabilities in the Consolidated Balance Sheet.

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

As of June 30, 2025, $135.0 million was outstanding on the Term Facility while $24.5 million was outstanding under the Revolving Facility resulting in $150.5 million of credit availability. As of June 30, 2025, the Company was in compliance with all of the covenants contained in the Credit Agreement.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The interest rate on the Company’s Senior Credit Facilities was 5.1% for the three months ended June 30, 2025, and 4.7% for the three months ended June 30, 2024, with an all-in effective interest rate, including all associated costs, of 5.6% and 5.4% over the same periods, respectively. The all-in effective interest rate on the Company’s Senior Credit Facilities for the six months ended June 30, 2025 was 5.5% and 5.4% for the six months ended June 30, 2024.

The Company generally enters into various notes payable as a means of financing acquisitions. As of June 30, 2025, the Company’s remaining outstanding balance on these notes amounted to $1.4 million, of which $0.3 million is due in 2025, $0.9 million is due in 2026, and $0.2 million is due in 2027. Notes are generally payable in equal annual installments of principal over two years plus any accrued and unpaid interest. Interest accrues at various interest rates ranging from 4.5% to 8.5% per annum.

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

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(In thousands)
Net income	$17,720	$11,712	$31,188	$23,329
Other comprehensive (loss) gain:
Unrealized (loss) gain on cash flow hedge	(798)	(31)	(2,129)	1,750
Tax effect at statutory rate (federal and state)	204	8	544	(447)
Comprehensive income	17,126	11,689	29,603	24,632

Comprehensive income attributable to non-controlling interest	(5,327)	(4,206)	(8,896)	(7,777)
Comprehensive income attributable to USPH shareholders	$11,799	$7,483	$20,707	$16,855

The valuations of the Company’s interest rate derivatives are measured as the present value of all expected future cash flows based on SOFR-based yield curves. The present value calculation uses discount rates that have been adjusted to reflect the credit quality of the Company and its counterparty which is a Level 2 fair value measurement.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The carrying and fair value of the Company’s interest rate derivatives (included in other current assets and other assets) were as follows.

	June 30, 2025	December 31, 2024
	(In thousands)
Other current assets	$1,319	$1,752
Other assets	311	2,006
	$1,630	$3,758

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

The components of lease expense were as follows.

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(In thousands)
Operating lease cost	$12,058	$10,263	$23,774	$20,216
Short-term lease cost	127	256	424	521
Variable lease cost	2,681	2,677	5,198	5,136
Sublease income	(111)	(114)	(217)	(204)
Total lease cost	$14,755	$13,082	$29,179	$25,669

Lease costs are reflected in the consolidated statement of net income in the line item – rent, supplies, contract labor and other.

The supplemental cash flow information related to leases was as follows.

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(In thousands)

Cash paid for amounts included in the measurement of operating lease liabilities	$12,188	$10,564	$24,079	$20,902

Right-of-use assets obtained in exchange for new operating lease liabilities	$15,200	$12,901	$25,955	$20,628

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The aggregate future lease payments for operating leases as of June 30, 2025, were as follows.

Amount
Fiscal Year	(In thousands)
2025 (excluding the six months ended June 30, 2025)	$24,169
2026	43,047
2027	33,672
2028	23,620
2029 and thereafter	38,028
Total lease payments	$162,536
Less: imputed interest	17,219
Total operating lease liabilities	$145,317

Average lease terms and discount rates were as follows.

	June 30, 2025	June 30, 2024
Weighted-average remaining lease term - Operating leases	4.5 years	3.9 years

Weighted-average discount rate - Operating leases	4.9%	4.4%

The Company leases certain properties from Michael G. Mayrsohn (lessor), who is the President of Metro and elected to the Board of Directors by the Company’s shareholders as of May 20, 2025. The two leases are classified as operating leases that expire on April 30, 2030 and December 31, 2031. For the six months ended June 30, 2025, the Company paid a total of $0.2 million of lease payments to Mr. Mayrsohn. Metro has made leasehold improvements valued at $0.3 million as of June 30, 2025. The total of minimum future rental payments under these related party lease agreements is $2.9 million as of June 30, 2025.

12. Segment Information

The Company’s reportable segments include the physical therapy operations segment and the IIP segment. Also included in the physical therapy operations segment are revenues from management contract services and other services, which include services the Company provides on-site, such as athletic trainers for schools.

Physical Therapy Operations

The physical therapy operations segment primarily operates through subsidiary clinic partnerships (“Clinic Partnerships”), in which the Company generally owns a 1% general partnership interest in all the Clinic Partnerships. The Company’s limited partnership interests generally range from 65% to 75% (the range is 25% - 99%) in the Clinic Partnerships. The managing therapist of each clinic owns, directly or indirectly, the remaining limited partnership interest in most of the clinics (hereinafter referred to as “Clinic Partnerships”). Some of the Clinic Partnerships serve as management services organizations which manage and provide staffing and a variety of administrative services to physical therapy provider entities in which the Company does not have an ownership interest. These Clinic Partnerships similarly are owned collectively by the Company and one or more physical therapists who are involved in the management of the operations. To a lesser extent, the Company operates some clinics, through wholly-owned subsidiaries (hereinafter referred to as “Wholly-Owned Facilities).

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

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(In thousands)		(In thousands)
Net revenue:
Physical therapy operations	$168,292	$143,486	$324,700	$277,911
Industrial injury prevention services	29,052	23,704	56,432	44,954
Total Company	$197,344	$167,190	$381,132	$322,865

Operating Costs:
Salaries and related costs:
Physical therapy operations	$95,668	$81,452	$189,241	$161,226
Industrial injury prevention services	18,120	14,882	35,796	28,839
Total salaries and related costs	$113,788	$96,334	$225,037	$190,065
Rent supplies, contract labor and other:
Physical therapy operations	$29,826	$26,824	$59,925	$51,977
Industrial injury prevention services	4,301	3,511	8,046	6,342
Total rent, supplies, contract labor and other	$34,127	$30,335	$67,971	$58,319
Depreciation and amortization:
Physical therapy operations	$5,516	$4,067	$10,701	$7,840
Industrial injury prevention services	225	232	580	357
Total depreciation and amortization	$5,741	$4,299	$11,281	$8,197
Provision for credit losses:
Physical therapy operations	$1,980	$1,717	$3,821	$3,344
Industrial injury prevention services	15	-	22	-
Total provision for credit losses	$1,995	$1,717	$3,843	$3,344
Clinic closure costs:
Physical therapy operations	$69	$643	311	$677
Industrial injury prevention services	-	-	-	-
Total clinic closure costs	$69	$643	311	$677
Total Company	$155,720	$133,328	$308,443	$260,602

Gross profit:
Physical therapy operations	$35,233	$28,783	$60,701	$52,847
Industrial injury prevention services	6,391	5,079	11,988	9,416
Total Company	$41,624	$33,862	$72,689	$62,263

Unallocated amounts
Corporate office costs	$17,476	$14,249	$33,721	$28,334
Interest expense, debt and other	2,422	1,980	4,701	3,948
Interest income from investments	(28)	(1,074)	(52)	(2,617)
(Gain) loss on change in fair value of contingent earn-out consideration	(790)	4,046	(5,612)	3,434
Change in revaluation of put-right liability	339	223	743	303
Equity in earnings of unconsolidated affiliate	(401)	(248)	(794)	(519)
Loss on sale of a partnership	-	-	123	-
Other	$(47)	(109)	$(122)	(171)
Total unallocated amounts	$18,971	$19,067	$32,708	$32,712
Income before taxes	$22,653	$14,795	$39,981	$29,551

	June 30, 2025	December 31, 2024
Assets:
Goodwill:
Physical therapy operations	$589,643	$579,046
Industrial injury prevention services	87,952	88,106
Total goodwill	$677,595	$667,152
All other assets:
Physical therapy operations	420,754	$415,039
Industrial injury prevention services	81,251	85,276
Total all other assets	502,005	500,315
Total Assets	$1,179,600	$1,167,467

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
13. Investment in Unconsolidated Affiliate

Through one of its subsidiaries, the Company has a 49% joint venture interest in a company which provides physical therapy services for patients at hospitals. Since the Company is deemed to not have a controlling interest in the company, the Company’s investment is accounted for using the equity method of accounting. The investment balance of this joint venture as of June 30, 2025, is $12.3 million and the earnings amounted to approximately $0.4 million and $0.8 million for the three and six months ended June 30, 2025, respectively. Earnings were $0.3 million and $0.5 million for the three and six months ended June 30, 2024, respectively.

14. Subsequent Events

On July 31, 2025, the Company acquired a 60% equity interest in a three-clinic physical therapy practice with the original practice owners together retaining a 40% equity interest.

The Company’s Board of Directors declared a quarterly dividend of $0.45 per share payable on September 12, 2025, to shareholders of record on August 22, 2025.

The Company’s Board of Directors approved a share repurchase program effective August 5, 2025. The program authorizes the repurchase by the Company of up to $25 million of its outstanding shares of common stock over the period ending on December 31, 2026.  Under the share repurchase program, shares may be repurchased from time to time in the open market or negotiated transactions at prevailing market rates, or by other means in accordance with federal securities laws. The timing and amount of share repurchases under the share repurchase program, if any, will depend on several factors, including the Company’s stock price performance, ongoing capital allocation priorities and general market conditions.

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

FORWARD-LOOKING STATEMENTS

We make statements in this report that are considered forward-looking statements within the meaning given such term under Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements contain forward-looking information relating to the financial condition, results of operations, plans, objectives, future performance and business of our Company. These statements (often using words such as “believes”, “expects”, “intends”, “plans”, “appear”, “should” and similar words) involve risks and uncertainties that could cause actual results to differ materially from those we expect. Included among such statements may be those relating to new clinics, availability of personnel and the reimbursement environment. The forward-looking statements are based on our current views and assumptions, and actual results could differ materially from those anticipated in such forward-looking statements as a result of certain risks, uncertainties, and factors, which include, but are not limited to:

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

EXECUTIVE SUMMARY

We operate our business through two reportable business segments. Our physical therapy operations consist of physical therapy and occupational therapy clinics, and home-care physical and speech therapy practices that provide speech therapy, pre- and post-operative care and treatment for a variety of orthopedic-related disorders, and sports-related injuries, and rehabilitation of injured workers. Services provided by the industrial injury prevention services (“IIP”) segment include onsite services for clients’ employees including injury prevention and rehabilitation, performance optimization, post-offer employment testing, functional capacity evaluations and ergonomic assessments. The majority of IIP services is contracted with and paid for directly by employers, including a number of Fortune 500 companies. IIP is performed through Industrial Sports Medicine Professionals with specialized training related to the musculoskeletal system.

During the six months ended June 30, 2025, and for the year ended December 31, 2024, we completed the acquisitions of clinic practices and IIP businesses detailed below:

Acquisition	Date	% Interest Acquired	Number of Clinics
April 2025 Acquisition	April 30, 2025	40%*	**
February 2025 Acquisition	February 28, 2025	65%	3
November 2024 Acquisition	November 30, 2024	75%	8
October 2024 Acquisition	October 31, 2024	50%	50
August 2024 Acquisition	August 31, 2024	70%	8
April 2024 Acquisition	April 30, 2024	***	****
March 2024 Acquisition	March 29, 2024	50%	9

* On April 30, 2025, the Company acquired an outpatient home care practice that provides speech and occupational therapy through its 50% owned subsidiary MSO Metro LLC. (“Metro”). After the transaction, the Company’s ownership interest is 40%, the local partners have an ownership interest of 40% and the practice’s preacquisition owners have a 20% ownership interest.
** Home-care business
*** On April 30, 2024, one of our primary IIP businesses, Briotix Health Limited Partnership, acquired 100% of an IIP business.
****  IIP business

The following table provides a roll forward of our clinic count for the periods presented.

Clinic Count Roll Forward (1)

	2025			2024
	Owned	Managed	Total	Owned	Managed	Total
Number of clinics, beginning of period	722	39	761	671	43	714
Q1 additions	14	-	14	14	-	14
Q1 closed or sold	(7)	(2)	(9)	(6)	(2)	(8)
Number of clinics, end of period	729	37	766	679	41	720
Q2 additions	6	-	6	7	-	7
Q2 closed or sold	(3)	(1)	(4)	(5)	-	(5)
Number of clinics, end of period	732	36	768	681	41	722
Q3 additions				12	-	12
Q3 closed or sold				(32)	(2)	(34)
Number of clinics, end of period				661	39	700
Q4 additions				63	-	63
Q4 closed or sold				(2)	-	(2)
Number of clinics, end of period				722	39	761

Year-to-date total additions	20	-	20	96	-	96
Year-to-date total closed or sold	(10)	(3)	(13)	(45)	(4)	(49)

(1) Excludes the home-care business

Our strategy is to continue acquiring multi-clinic outpatient physical therapy practices and home-care physical and speech therapy practices, develop outpatient physical therapy clinics as satellites in existing partnerships, and continue acquiring companies that provide or serve our IIP sector.

Our Board of Directors declared a quarterly dividend of $0.45 per share payable on September 12, 2025, to shareholders of record on August 22, 2025.

On April 30, 2025, we acquired an outpatient home-care physical and speech therapy practice through our 50%-owned subsidiary, Metro. After the transaction, our ownership interest is 40%, our local partners have an ownership interest of 40% and the practice’s preacquisition owners have a 20% ownership interest.

Regulatory Changes

The Company’s Board of Directors approved a share repurchase program effective August 5, 2025. The program authorizes the repurchase by the Company of up to $25 million of its outstanding shares of common stock over the period ending on December 31, 2026.  Under the share repurchase program, shares may be repurchased from time to time in the open market or negotiated transactions at prevailing market rates, or by other means in accordance with federal securities laws. The timing and amount of share repurchases under the share repurchase program, if any, will depend on several factors, including the Company’s stock price performance, ongoing capital allocation priorities and general market conditions.

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

In the final 2020 MPFS rule, CMS clarified that when the physical therapist is involved for the entire duration of the service and the physical therapist assistant (“PTA”) provides skilled therapy alongside the physical therapist, an identification of the PTA’s participation (as denoted by a “CQ modifier”) is not required. Also, when the same service (code) is furnished separately by the physical therapist and PTA, CMS applies the de minimis standard to each 15-minute unit of codes, not on the total physical therapist and PTA time of the service. For dates of service since January 1, 2022, CMS pays for physical therapy and occupational therapy services provided by PTAs and occupational therapist assistants (“OTAs”) at 85% of the otherwise applicable Part B payment amount. CMS allows a timed service to be billed without a CQ (for PTA’s) or CO (for OTA’s) modifier when a PTA or OTA participates in providing care, but the physical therapist or occupational therapist meets the Medicare billing requirements without including the PTA’s or OTA’s minutes. This occurs when the physical therapist or occupational therapist provides more minutes than the 15-minute midpoint.

RESULTS OF OPERATIONS

Glossary of terms

The defined terms, with their respective descriptions, used in the following discussions are listed below.

•	Mature clinics are clinics (physical clinic locations and home-care business units) opened or acquired prior to January 1, 2024, and are still operating as of the balance sheet date.
•	Net rate per patient visit is net patient revenue related to our physical therapy operations divided by total number of patient visits (defined below) during the periods presented.
•	Patient visits is the number of unique patient visits during the periods presented for both physical clinic locations and home-care.
•
Average daily visits per clinic per day is patient visits (excluding home-care visits) divided by the number of days in which normal business operations were conducted during the periods presented and further divided by the average number of clinics in operation during the periods presented.

•	2025 Second Quarter refers to the three months ended June 30, 2025.
•	2024 Second Quarter refers to the three months ended June 30, 2024.
•	2025 Six Months refers to the six months ended June 30, 2025.
•	2024 Six Months refers to the six months ended June 30, 2024.

Our Net Income was $12.4 million for the 2025 Second Quarter compared to $7.5 million in the 2024 Second Quarter. In accordance with Generally Accepted Accounting Principles (“GAAP”), the revaluation of noncontrolling interest, net of taxes, is not included in Net Income but is charged directly to retained earnings; however, this change is included in the computation of earnings per share. Earnings per share was $0.58 for the 2025 Second Quarter compared to $0.47 for the 2024 Second Quarter

Our Net Income was $22.3 million for the 2025 Six Months as compared to $15.6 million for the 2024 Six Months while earnings per share was $1.38 for the 2025 Six Months compared to $0.93 for the 2024 Six Months.

The following table provides a calculation of earnings per share.
	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Earnings per Share	(In thousands, except per share data)		(In thousands, except per share data)
Computation of earnings per share - USPH shareholders:
Net income attributable to USPH shareholders	$12,393	$7,506	$22,292	$15,552
Charges to retained earnings:
Revaluation of redeemable non-controlling interest	(4,806)	(622)	(1,903)	(2,061)
Tax effect at statutory rate (federal and state)	1,228	159	486	527
	$8,815	$7,043	$20,875	$14,018

Earnings per share (basic and diluted)	$0.58	$0.47	$1.38	$0.93

Shares used in computation:
Basic and diluted earnings per share - weighted-average shares	15,197	15,072	15,165	15,044

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

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(In thousands, except per share data)
Adjusted EBITDA (a non-GAAP measure)
Net income attributable to USPH shareholders	$12,393	$7,506	$22,292	$15,552
Adjustments:
Provision for income taxes	4,933	3,083	8,793	6,222
Depreciation and amortization	6,057	4,514	11,924	8,609
Interest expense, debt and other, net	2,422	1,980	4,701	3,948
Equity-based awards compensation expense	2,117	1,919	3,888	3,916
Interest income from investments	(28)	(1,074)	(52)	(2,617)
Change in revaluation of put-right liability	339	223	743	303
(Gain) loss on change in fair value of contingent earn-out consideration	(790)	4,046	(5,612)	3,434
Clinic Closure costs (1)	69	551	311	677
Business acquisition related costs (2)	320	-	800	-
ERP implementation costs (3)	159	-	221	-
Loss on sale of a partnership	-	-	123	-
Other income	(47)	(109)	(122)	(171)
Allocation to non-controlling interests	(1,081)	(515)	(1,608)	(978)
	$26,863	$22,124	$46,402	$38,895

Operating Results (a non-GAAP measure)
Net income attributable to USPH shareholders	$12,393	$7,506	$22,292	$15,552
Adjustments:
Gain (loss) on change in fair value of contingent earn-out consideration	(790)	4,046	(5,612)	3,434
Change in revaluation of put-right liability	339	223	743	303
Clinic closure costs (1)	69	551	311	677
Business acquisition related costs (2)	320	-	800	-
ERP implementation costs (3)	159	-	221	-
Loss on sale of a partnership	-	-	123	-
Allocation to non-controlling interests	(156)	(68)	(118)	(84)
Tax effect at statutory rate (federal and state)	16	(1,214)	903	(1,106)
	$12,350	$11,044	$19,663	$18,776

Operating Results per share (a non-GAAP measure)	0.81	$0.73	1.30	$1.25

1)	Costs associated with the closure of three clinics in the 2025 Second Quarter, 10 clinics during the 2025 Six Months, five clinics in the 2024 Second Quarter and 11 clinics in the 2024 Six Months.
2)	Primarily consists of retention bonuses and legal and consulting expenses related to the acquisition of equity interests in certain partnerships.
3)	Consists of costs related to a one-time financial and human resources systems upgrade.

A reconciliation of additional non-GAAP measures to the most comparable GAAP measures are presented in the tables below.

	Three Months Ended			Six Months Ended
	June 30, 2025			June 30, 2025
	As Reported (GAAP)	Adjustments (1)	As Adjusted (Non-GAAP)	As Reported (GAAP)	Adjustments (1)	As Adjusted (Non-GAAP)
	(in thousands, except percentages)			(in thousands, except percentages)
Segment information - Physical Therapy Operations

Salaries and related costs (2)	$93,877	$(229)	$93,648	$185,676	$(294)	$185,382
Operating costs (2)	$131,093	$(229)	$130,864	$260,064	$(294)	$259,770
Gross profit	$35,233	$229	$35,462	$60,701	$294	$60,995
Gross margin	20.9%	*	21.1%	18.7%	*	18.8%
Number of visits	1,558,756		1,558,756	3,002,561		3,002,561
Salaries and related costs per visit	$60.23	$(0.15)	$60.08	$61.84	$(0.10)	$61.74
Operating costs per visit	$84.10	$(0.15)	$83.95	$86.62	$(0.10)	$86.52

1)	Certain incentive costs related to the Metro acquisition. We believe that presenting this information will allow investors to evaluate the performance our business more objectively.
2)	Excludes costs related to management contracts.

* Not meaningful

Supplemental Financial and Performance Metrics

	Number of Clinics (2)		Net Rate Per Patient Visit (1)		Patient Visits (1)		Average Visits Per Clinic Per Day(3)
	2025	2024	2025	2024	2025	2024	2025	2024

First quarter	729	679	$105.66	$103.37	1,443,805	1,268,002	31.2	29.5
Second quarter	732	681	$105.33	$105.05	1,558,756	1,335,335	32.7	30.6
Third quarter	-	661	$-	$105.65	-	1,317,051	-	30.1
Fourth quarter	-	722	$-	$104.73	-	1,432,801	-	31.6
Year	-	722	$-	$104.71	3,002,561	5,353,189	-	30.4

(1) See definition of the metrics above in the Glossary of Terms – Revenue Metrics on page 38.
(2) We also manage clinics owned by third parties through management contracts. In addition to the clinic count shown above, (excluding the home-care business unit count), as of June 30, 2025, we managed 36 clinics bringing the total owned/managed clinics to 768. As of June 30, 2024, we managed 41 clinics bringing the total owned/managed clinics to 722.
(3) Excludes home-care visits.

2025 Second Quarter versus 2024 Second Quarter

	Three Months Ended
	June 30, 2025		June 30, 2024		Variance
	Amount	As a % of Net Revenue	Amount	As a % of Net Revenue	Amount	%
	(In thousands, except percentages)

Net patient revenue	$164,183	83.2%	$140,271	83.9%	$23,912	17.0%
Other revenue	33,161	16.8%	26,919	16.1%	6,242	23.2%
Net revenue	197,344	100.0%	167,190	100.0%	30,154	18.0%

Operating Cost:
Salaries and related costs	113,788	57.7%	96,334	57.6%	17,454	18.1%
Rent, supplies, contract labor and other	34,127	17.3%	30,335	18.1%	3,792	12.5%
Depreciation and amortization	5,741	2.9%	4,299	2.6%	1,442	33.5%
Provision for credit losses	1,995	1.0%	1,717	1.0%	278	16.2%
Clinic closure costs - lease and other	69	0.0%	643	0.4%	(574)	(89.3)%
Total operating cost	155,720	78.9%	133,328	79.7%	22,392	16.8%

Gross Profit	41,624	21.1%	33,862	20.3%	7,762	22.9%

Corporate office costs	17,476	8.9%	14,249	8.5%	3,227	22.6%
(Gain) loss on change in fair value of contingent earn-out consideration	(790)	(0.4)%	4,046	2.4%	(4,836)	(119.5)%
Operating Income	24,938	12.6%	15,567	9.3%	9,371	60.2%

Other (expense) income:
Interest expense, debt and other	(2,422)	(1.2)%	(1,980)	(1.2)%	(442)	22.3%
Interest income from investments	28	0.0%	1,074	0.6%	(1,046)	(97.4)%
Change in revaluation of put-right liability	(339)	(0.2)%	(223)	(0.1)%	(116)	52.0%
Equity in earnings of unconsolidated affiliate	401	0.2%	248	0.1%	153	61.7%
Other	47	0.0%	109	0.1%	(62)	(56.9)%
Total other (expense) income	(2,285)	(1.2)%	(772)	(0.5)%	(1,513)	196.0%

Income before taxes	22,653	11.5%	14,795	8.8%	7,858	53.1%

Provision for income taxes	4,933	2.5%	3,083	1.8%	1,850	60.0%
Net income	17,720	9.0%	11,712	7.0%	6,008	51.3%

Less: Net income attributable to non-controlling interest:
Redeemable non-controlling interest - temporary equity	(3,914)	(2.0)%	(3,314)	(2.0)%	(600)	18.1%
Non-controlling interest - permanent equity	(1,413)	(0.7)%	(892)	(0.5)%	(521)	58.4%
	(5,327)	(2.7)%	(4,206)	(2.5)%	(1,121)	26.7%

Net income attributable to USPH shareholders	$12,393	6.3%	$7,506	4.5%	$4,887	65.1%

* Not meaningful

Total net revenue for the 2025 Second Quarter increased $30.2 million, or 18.0%, to $197.3 million from $167.2 million for the 2024 Second Quarter while operating costs increased $22.4 million, or 16.8%, to $155.7 million from $133.3 million over the same periods, respectively. This increase was due to the increase in visits from the 51 net clinics added since the comparable prior year period and an increase in net rate per patient visit.

Gross profit, which included less than $0.1 million of costs associated with four clinic closures, in the 2025 Second Quarter was $41.6 million, or 21.1% of net revenue, during the 2025 Second Quarter compared to $33.9 million, or 20.3% of net revenue, for the 2024 Second Quarter.

Adjusted EBITDA, a non- GAAP measure, was $26.9 million for the 2025 Second Quarter, an increase of $4.7 million, or 21.4%, from $22.1 million for the 2024 Second Quarter primarily driven by higher patient visits.

Operating Results, a non-GAAP measure, was $12.4 million for the 2025 Second Quarter compared to $11.0 million for the 2024 Second Quarter, an increase of 11.8% over the same period. On a per share basis, Operating Results was $0.81 for the 2025 Second Quarter compared to $0.73 for the 2024 Second Quarter.

Physical Therapy Operations

	Three Months Ended		Variance
	June 30, 2025	June 30, 2024	$	%
	(In thousands, except percentages)
Revenue related to:
Mature Clinics (1)	$133,650	$133,366	$284	0.2%
Clinic additions (2)	30,533	3,586	26,947	* (7)
Clinics sold or closed (3)	-	3,319	(3,319)	* (7)
Net Patient Revenue	164,183	140,271	23,912	17.0%
Other (4)	4,109	3,215	894	27.8%
Total	168,292	143,486	24,806	17.3%
Operating costs (5)	133,059	114,703	18,356	16.0%
Gross profit	$35,233	$28,783	$6,450	22.4%

Financial and operating metrics (not in thousands):
Net rate per patient visit (1)	$105.33	$105.05	$0.28	0.3%
Patient visits (1)	1,558,756	1,335,335	223,421	16.7%
Average daily visits per clinic (1)	32.7	30.6	2.1	6.9%
Adjusted gross profit margin (5)(6)	21.1%	20.1%
Salaries and related costs per visit (6)	$60.08	$59.66	$0.42	0.7%
Operating costs per visit (6)	$83.95	$84.46	$(0.51)	(0.6)%

(1) See Glossary of Terms - Revenue Metrics for definitions.
(2) Includes six clinics added during the 2025 Second Quarter, 14 clinics added during the 2025 First Quarter and 96 clinics added during the year ended December 31, 2024. (Owned)
(3) Includes three clinics closed during the 2025 Second Quarter, seven clincs closed in the 2025 First Quarter and 45 clinics closed during the year ended December 31, 2024. (Owned)
(4) Includes revenues from management contracts.
(5) Includes costs from management contracts.
(6) Excludes $0.2 million of certain incentive costs related to the Metro acquisition. Please refer to the reconciliation of non-GAAP measures to the most directly comparable GAAP measure on page 40.
(7) Not meaningful.

Revenues

Net revenue from physical therapy operations increased $24.8 million, or 17.3%, to $168.3 million for the 2025 Second Quarter from $143.5 million for the 2024 Second Quarter. This growth was due to the increase in visits from the 51 net clinics added since the comparable prior year period and an increase in net rate per patient visit, which reflects the Company’s strategic priority of increasing reimbursement rates through contract negotiations with commercial and other payors, and the addition of acquisitions with accretive net rate per patient visit. Net rate per patient visit for the 2025 Second Quarter was $105.33 up from $105.05 for the 2024 Second Quarter, despite the approximate 2.9% Medicare rate reduction which went into effect on January 1, 2025.

Total patient visits were 1,558,756 for the 2025 Second Quarter, a 16.7% increase from the 2024 Second Quarter. Total patient visits includes 28,493 home-care visits, which we will break out separately each period going forward.  For the six months ended June 30, 2025, we had 3,002,561 total patient visits, which includes 51,436 home-care visits.  There were no home-care visits in the first six months of 2024.

Other revenues increased approximately $0.9 million, or 27.8%, to $4.1 million for the 2025 Second Quarter from $3.2 million for the 2024 Second Quarter.

Operating costs

Operating costs from physical therapy operations increased by $18.4 million, or 16.0%, to $133.1 million for the 2025 Second Quarter from $114.7 million for the 2024 Second Quarter primarily driven by the 51 net clinics added since the comparable prior year period. Operating costs were 79.1% of net revenue for the 2025 Second Quarter compared to 79.9% of net revenue for the 2024 Second Quarter. Total operating costs per visit (excluding management contracts and certain  incentive costs related to Metro) was $83.95 compared to $84.46 in the 2024 Second Quarter, as higher visit volume did not result in a proportional increase in fixed costs.

Salaries and related costs, clinics (excluding management contracts) increased to $93.9 million in the 2025 Second Quarter from $79.7 million in the 2024 Second Quarter, an increase of $14.3 million, or 17.9% mostly due to the net clinics added since the comparable prior year period. Salaries and related costs per visit (excluding management contracts and certain incentive costs related to Metro) increased to $60.08 for the 2025 Second Quarter from $59.66 for the 2024 Second Quarter.

Rent, supplies, contract labor and other costs, related to clinics (excluding management contracts) increased to $29.7 million in the 2025 Second Quarter from $27.3 million in the 2024 Second Quarter, an increase of $2.4 million, or 8.7% mostly due to clinic additions.

Depreciation and amortization related to physical therapy operations increased to $5.5 million in the 2025 Second Quarter from $4.1 million in the 2024 Second Quarter, an increase of $1.5 million, or 35.7%, primarily due to the larger number of clinics in the 2025 Second Quarter compared to the 2024 Second Quarter.

The provision for credit losses was $2.0 million for the 2025 Second Quarter and $1.7 million for the 2024 Second Quarter. As a percentage of net revenues, the provision for credit losses was 1.2% for both periods.

Gross Profit

Gross profit from physical therapy operations for the 2025 Second Quarter was $35.2 million with a gross profit margin of 20.9% compared to $28.8 million with a gross profit margin of 20.1% for the 2024 Second Quarter. Excluding certain incentive costs related to the Metro acquisition of $0.2 million, the adjusted gross profit margin was 21.1% for the 2025 Second Quarter (See reconciliation of non-GAAP measures to the most comparable GAAP measure on page 40).

Industrial Injury Prevention Services

	Three Months Ended		Variance
	June 30, 2025	June 30, 2024	$	%
	(In thousands, except percentages)
Net revenue	$29,052	$23,704	$5,348	22.6%
Operating costs	22,661	18,625	4,036	21.7%
Gross profit	$6,391	$5,079	$1,312	25.8%

Gross margin	22.0%	21.4%

IIP revenue increased $5.3 million, or 22.6%, to $29.1 million for the 2025 Second Quarter as compared to $23.7 million for the 2024 Second Quarter. Gross profit from IIP operations for the 2025 Second Quarter increased $1.3 million, or 25.8%, to $6.4 million from $5.1 million for the 2024 Second Quarter. Gross profit margin from IIP operations was 22.0% for the 2025 Second Quarter compared to 21.4% for the 2024 Second Quarter. Excluding the IIP acquisition made in April 2024, IIP revenue increased by $4.0 million or 18.4% in the 2025 Second Quarter and gross profit margin increased $1.0 million or 21.8% in the 2025 Second Quarter over the comparable prior year period.

Corporate Office Costs

Corporate office costs increased to $17.5 million for the 2025 Second Quarter from $14.2 million for the 2024 Second Quarter, primarily to support of the larger number of clinics, as well as, acquisition integration costs and costs associated with the implementation of a new financial and human resources system. Implementation costs associated with the new financial and human resources system are expected to continue through the end of 2026. As a ratio to net revenue, corporate office costs was 8.9% for the 2025 Second Quarter compared to 8.5% for the 2024 Second Quarter. Excluding the acquisition integration costs and the costs associated with the implementation of the new financial and human resources system of $0.3 million, corporate office costs was 8.7% of net revenue for the 2025 Second Quarter.

Change in fair value of contingent earn-out consideration

We revalued contingent consideration related to certain acquisitions and recognized a net gain (a decrease in the related liabilities) of $0.8 million for the 2025 Second Quarter compared to a net loss (an increase in the related liabilities) of $4.0 million for the 2024 Second Quarter.

Operating Income

Operating income was $24.9 million for the 2025 Second Quarter compared to $15.6 million for the 2024 Second Quarter. Excluding the impact of change in value of contingent consideration in the 2025 Second Quarter of $0.8 million, and the 2024 Second Quarter of $4.0 million, operating income increased to $24.1 million for the 2025 Second Quarter from $19.6 million in the 2024 Fourth Quarter.

Other (Expenses) Income

Interest Expense, Debt and Other

Interest expense increased by $0.4 million to $2.4 million for the 2025 Second Quarter compared to $2.0 million for the 2024 Second Quarter due to a higher average outstanding balance on our revolving credit facility for the 2025 Second Quarter. The interest rate associated with borrowings on our credit facilities was 5.1% for the 2025 Second Quarter and 4.7% for the 2024 Second Quarter, with an all-in-effective interest rate (including all associated costs), of 5.6% and 5.4% over the same periods, respectively.

Interest income from investment

Interest income was less than $0.1 million during the 2025 Second Quarter compared to $1.1 million for the 2024 Second Quarter as the cash on the balance sheet at the end of the 2024 Second Quarter has since been deployed to fund acquisitions.

Change in revaluation of put-right liability

We revalued a put-right liability related to the future purchase of an IIP business and recognized a net non-cash expense (an increase in the related liability) of $0.3 million for the 2025 Second Quarter compared to $0.2 million for the 2024 Second Quarter (an increase in the related liability).

Provision for Income Taxes

The provision for income taxes was $4.9 million for the 2025 Second Quarter compared to $3.1 million during the 2024 Second Quarter while the effective tax rate was 28.5% and 29.1% over the same periods, respectively.
	Three Months Ended
	June 30, 2025	June 30, 2024
	(In thousands, except percentages)
Income before taxes	$22,653	$14,795

Less: Net income attributable to non-controlling interest:
Redeemable non-controlling interest - temporary equity	(3,914)	(3,314)
Non-controlling interest - permanent equity	(1,413)	(892)
	$(5,327)	$(4,206)
Income before taxes less net income attributable to non-controlling interest	$17,326	$10,589
Provision for income taxes	$4,933	$3,083
Effective income tax rate	28.5%	29.1%

Net Income Attributable to Non-controlling Interest

Net income attributable to non-controlling interest (temporary and permanent) was $5.3 million for the 2025 Second Quarter compared to $4.2 million for the 2024 Second Quarter.

2025 Six Months versus 2024 Six Months

	Six Months Ended
	June 30, 2025		June 30, 2024		Variance
	Amount	As a % of Net Revenue	Amount	As a % of Net Revenue	Amount	%
	(In thousands, except percentages)
Net patient revenue	$316,730	83.1%	$271,346	84.0%	$45,384	16.7%
Other revenue	64,402	16.9%	51,519	16.0%	12,883	25.0%
Net revenue	381,132	100.0%	322,865	100.0%	58,267	18.0%

Operating Cost:
Salaries and related costs	225,037	59.0%	190,065	58.9%	34,972	18.4%
Rent, supplies, contract labor and other	67,971	17.8%	58,319	18.1%	9,652	16.6%
Depreciation and amortization	11,281	3.0%	8,197	2.5%	3,084	37.6%
Provision for credit losses	3,843	1.0%	3,344	1.0%	499	14.9%
Clinic closure costs - lease and other	311	0.1%	677	0.2%	(366)	(54.1)%
Total operating cost	308,443	80.9%	260,602	80.7%	47,841	18.4%

Gross Profit	72,689	19.1%	62,263	19.3%	10,426	16.7%

Corporate office costs	33,721	8.8%	28,334	8.8%	5,387	19.0%
(Gain) loss on change in fair value of contingent earn-out consideration	(5,612)	(1.5)%	3,434	1.1%	(9,046)	(263.4)%
Operating Income	44,580	11.7%	30,495	9.4%	14,085	46.2%

Other (expense) income:
Interest expense, debt and other	(4,701)	(1.2)%	(3,948)	(1.2)%	(753)	19.1%
Interest income from investments	52	0.0%	2,617	0.8%	(2,565)	(98.0)%
Change in revaluation of put-right liability	(743)	(0.2)%	(303)	(0.1)%	(440)	145.2%
Equity in earnings of unconsolidated affiliate	794	0.2%	519	0.2%	275	53.0%
Loss on sale of a partnership	(123)	0.0%	-	0.0%	(123)	*
Other	122	0.0%	171	0.1%	(49)	(28.7)%
Total other (expense) income	(4,599)	(1.2)%	(944)	(0.3)%	(3,655)	387.2%

Income before taxes	39,981	10.5%	29,551	9.2%	10,430	35.3%

Provision for income taxes	8,793	2.3%	6,222	1.9%	2,571	41.3%
Net income	31,188	8.2%	23,329	7.2%	7,859	33.7%

Less: Net income attributable to non-controlling interest:
Redeemable non-controlling interest - temporary equity	(5,926)	(1.6)%	(5,541)	(1.7)%	(385)	6.9%
Non-controlling interest - permanent equity	(2,970)	(0.8)%	(2,236)	(0.7)%	(734)	32.8%
	(8,896)	(2.3)%	(7,777)	(2.4)%	(1,119)	14.4%

Net income attributable to USPH shareholders	$22,292	5.8%	$15,552	4.8%	$6,740	43.3%

* Not meaningful

Total net revenue for the 2025 Six Months increased $58.3 million, or 18.0%, to $381.1 million from $322.9 million for the 2024 Six Months while operating costs increased $47.8 million, or 18.4%, to $308.4 million from $260.6 million over the same periods, respectively. Gross profit for the 2025 Six Months was $72.7 million, or 19.1% of net revenue, compared to $62.3 million for the 2024 Six Months, or 19.3%, of net revenue.

Physical Therapy Operations

	Six Months Ended		Variance
	June 30, 2025	June 30, 2024	$	%
	(In thousands, except percentages)
Revenue related to:
Mature Clinics (1)	$259,374	$260,577	$(1,203)	(0.5)%
Clinic additions (2)	57,011	3,646	53,365	* (7)
Clinics sold or closed (3)	345	7,123	(6,778)	* (7)
Net Patient Revenue	316,730	271,346	45,384	16.7%
Other (4)	7,970	6,565	1,405	21.4%
Total	324,700	277,911	46,789	16.8%
Operating costs (5)	263,999	225,064	38,935	17.3%
Gross profit	$60,701	$52,847	$7,854	14.9%

Financial and operating metrics (not in thousands):
Net rate per patient visit (1)	$105.49	$104.23	$1.26	1.2%
Patient visits (1)	3,002,561	2,603,337	399,224	15.3%
Average daily visits per clinic (1)	31.9	30.0	1.9	6.3%
Adjusted gross profit margin (5)(6)	18.8%	19.0%
Salaries and related costs per visit (6)	$61.74	$60.52	$1.22	2.0%
Operating costs per visit (6)	$86.52	$84.97	$1.55	1.8%

(1) See Glossary of Terms - Revenue Metrics for definitions.
(2) Includes 20 clinics added during the 2025 Six Months and 96 clinics added during the year ended December 31, 2024. (Owned)
(3) Includes 10 clinics closed during the 2025 Six Months and 45 clinics closed during the year ended December 31, 2024. (Owned)
(4) Includes revenues from management contracts.
(5) Includes costs from management contracts.
(6) Excludes $0.3 million of certain incentive costs related to the Metro acquisition. Please refer to the reconciliation of non-GAAP measures to the most directly comparable GAAP measure on page 40.
(7) Not meaningful.

Revenues

Revenues from physical therapy operations increased $46.8 million, or 16.8% in the 2025 Six Months versus the comparable prior year period due to increased volume from the 51 net new clinics added since the comparable prior year period as well as an increase in net rate per patient visit to $105.49 for the 2025 Six Months from $104.23 for the 2024 Six Months. Gross profit from physical therapy operations increased $7.9 million, or 14.9%, to $60.7 million for the 2025 Six Months. Excluding certain incentive costs related to the Metro acquisition of $0.3 million, the adjusted gross profit margin was 18.8% for the 2025 Six Months (See reconciliation of non-GAAP measures to the most comparable GAAP measure on page 40).

Other revenues increased approximately $1.4 million, or 21.4% , to $7.8 million for the 2025 Six Months from $6.6 million for the 2024 Six Months.

Operating costs

Operating costs from physical therapy operations increased by $38.9 million, or 17.3%, to $264.0 million for the 2025 Six Months from $225.1 million for the 2024 Six Months, primarily driven by the 51 net clinics added since the comparable prior year period. Operating costs were 81.3% of net revenue for the 2025 Six Months compared to 81.0% of net revenue for the 2024 Six Months. Total operating costs per visit (excluding management contracts and certain  incentive costs related to Metro) was $86.52 compared to $84.97 in the prior year quarter, as higher visit volume did not result in a proportional increase in fixed costs.

Salaries and related costs, clinics (excluding management contracts) increased to $185.7 million in the 2025 Six Months from $157.6 million in the 2024 Six Months, an increase of $28.1 million, or 17.9% mostly due to the net clinics added since the comparable prior year period. Salaries and related costs per visit (excluding management contracts and certain incentive costs related to Metro) increased to $61.74 for the 2025 Six Months from $60.52 for the 2024 Six Months.

Rent, supplies, contract labor and other costs, related to clinics (excluding management contracts) increased to $59.9 million in the 2025 Six Months from $52.5 million in the 2024 Six Months, an increase of $7.4 million, or 14.1% mostly due to clinic additions.

Depreciation and amortization related to physical therapy operations increased to $10.7 million in 2025 Six Months from $7.8 million in the 2024 Six Months, an increase of $2.9 million, or 36.5%, primarily due to the larger number of clinics in the 2025 Six Months compared to the 2024 Six Months.

The provision for credit losses was $3.8 million for the 2025 Six Months and $3.3 million for the 2024 Six Months. As a percentage of net revenues, the provision for credit losses was 1.2% for both periods.

Gross Profit

Gross profit from physical therapy operations for the 2025 Six Months was $60.7 million with a gross profit margin of 18.7% compared to $52.8 million with a gross profit margin of 19.0% for the 2024 Six Months. Excluding certain incentive costs related to the Metro acquisition of $0.3 million, the adjusted gross profit margin was 18.8% for the 2025 Six Months (See reconciliation of non-GAAP measures to the most comparable GAAP measure on page 40).

Industrial Injury Prevention Services

	Six Months Ended		Variance
	June 30, 2025	June 30, 2024	$	%
	(In thousands, except percentages)
Net revenue	$56,432	$44,954	$11,478	25.5%
Operating costs	44,444	35,538	8,906	25.1%
Gross profit	$11,988	$9,416	$2,572	27.3%

Gross margin	21.2%	20.9%

Revenues from IIP increased $11.5 million, or 25.5%, to $56.4 million for the 2025 Six Months versus the comparable prior year period.  Gross profit from IIP operations increased $2.6 million, or 27.3%, to $12.0 million for the 2025 Six Months and the gross profit margin from IIP operations was 21.2% for the 2025 Six Months. Excluding the IIP acquisition made in April 2024, IIP revenue increased by $7.2 million or 16.7% in the 2025 Six Months and gross profit margin increased $1.9 million or 21.01% in the 2025 Six Months over the comparable prior year period.

Corporate Office Costs

Corporate office costs were $33.7 million for the 2025 Six Months, compared to $28.3 million for the 2024 Six Months.  As a percent of net revenue, corporate office costs were 8.8% for both periods. Excluding the acquisition integration costs and the costs associated with the implementation of the new financial and human resources system of $0.7 million, corporate office costs was 8.7% of net revenue for the 2025 Six Months.

Change in fair value of contingent earn-out consideration

We revalued contingent consideration related to certain acquisitions and recognized a net gain (a decrease in the related liabilities) of $5.6 million for the 2025 Six Months compared to a net non-cash loss of $3.4 million for the 2024 Six Months (an increase in the related liabilities).

Operating Income

Operating income was $44.6 million for the 2025 Six Months compared to $30.5 million for the 2024 Six Months. Excluding the impact of change in value of contingent consideration of $5.6 million for the 2025 Six Months and $3.4 million for the 2024 Six Months, operating income increased to $39.0 million for the 2025 Six Months from $33.9 million for the 2024 Six Months, an increase of 14.9%.

Other (Expenses) Income

Interest Expense, Debt and Other

Interest expense increased by $0.8 million to $4.7 million for the 2025 Six Months compared to $3.9 million for the 2024 Six Months, primarily due to higher interest expense as a result of increased borrowings and lower interest income as the cash on the balance sheet during the 2024 Six Months has been deployed to fund acquisitions since that time.

The interest rate associated with borrowings on our credit facilities was 5.0% for the 2025 Six Months and 4.7% for the 2024 Six Months, with an all-in-effective interest rate (including all associated costs), of 5.5% and 5.4% over the same periods, respectively.

Interest income from investment

Interest income was less than $0.1 million during the 2025 Second Quarter compared to $2.6 million for the 2024 Second Quarter as the cash on the balance sheet at the end of the 2024 Second Quarter has since been deployed to fund acquisitions.

Change in revaluation of put-right liability

We revalued a put-right liability related to the future purchase of an IIP business and recognized a net non-cash expense (an increase in the related liability) of $0.7 million for the 2025 Six Months compared to $0.3 million for the 2024 Six Months (an increase in the related liability).

Provision for Income Taxes

The provision for income tax was $8.8 million for the 2025 Six Months and $6.2 million for the 2024 Six Months.  The effective tax rate was 28.3% and 28.6% over the same periods, respectively.

	Six Months Ended
	June 30, 2025	June 30, 2024
	(In thousands, except percentages)
Income before taxes	$39,981	$29,551

Less: Net income attributable to non-controlling interest:
Redeemable non-controlling interest - temporary equity	(5,926)	(5,541)
Non-controlling interest - permanent equity	(2,970)	(2,236)
	$(8,896)	$(7,777)

Income before taxes less net income attributable to non-controlling interest	$31,085	$21,774

Provision for income taxes	$8,793	$6,222

Effective income tax rate	28.3%	28.6%

Net Income Attributable to Non-controlling Interest

Net income attributable to non-controlling interest (temporary and permanent) was $8.9 million for the 2025 Six Months compared to $7.7 million for the 2024 Six Months.

LIQUIDITY AND CAPITAL RESOURCES

We believe that our business has sufficient cash to allow us to meet our short-term cash requirements. Total cash and cash equivalents were $34.1 million as of June 30, 2025, compared to $41.4 million as of December 31, 2024, and $112.9 million at June 30, 2024. Additionally, we had $159.5 million of outstanding borrowings and $150.5 million in available credit under our credit facilities as of June 30, 2025, compared to $151.6 million of outstanding borrowings and $164.0 million in available credit under our credit facilities as of December 31, 2024.

We believe that our cash and cash equivalents and availability under our Senior Credit Facilities are sufficient to fund the working capital needs of our operating subsidiaries through at least June 30, 2026.

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

We make reasonable and appropriate efforts to collect accounts receivable, including applicable deductible and co-payment amounts. Claims are submitted to payors daily, weekly or monthly in accordance with our policy or payor’s requirements. When possible, we submit our claims electronically. The collection process is time-consuming and typically involves the submission of claims to multiple payors whose payment of claims may be dependent upon the payment of another payor. Claims under litigation and vehicular incidents can take a year or longer to collect. Medicare and other payor claims relating to new clinics awaiting CMS approval initially may not be submitted for six months or more. When all reasonable internal collection efforts have been exhausted, accounts are written off prior to sending them to outside collection firms. With managed care, commercial health plans and self-pay payor type receivables, the write-off generally occurs after the account receivable has been outstanding for 120 days or longer.  As of June 30, 2025, we have accrued $7.0 million related to credit balances, a portion of which is due to patients and payors.

Cash Flow

A summary of our operating, investing and financing activities is discussed below.

	Six Months Ended
	June 30, 2025	June 30, 2024

Net cash provided by operating activities	$30,186	$33,411
Net cash (used in) investing activities	(19,334)	(48,755)
Net cash (used in) financing activities	(18,128)	(24,570)

Operating Activities

Cash provided by operating activities was $30.2 million for the 2025 Six Months as compared to $33.4 million for the 2024 Six Months. The decrease in cash provided by operating activities is related to the increase in accounts receivable as a result of higher net revenue and timing of receivable collections, as well as payments on accounts payable and accrued expenses, mostly consisting of payroll and related benefits.  These decreases were partially offset by higher net income.

Investing Activities

Cash used in investing activities for the 2025 Six Months totaled $19.3 million and primarily consisted of $15.5 million used in the purchase of interests in businesses and non-controlling interests (temporary and permanent), and $5.8 million of fixed assets purchases.  These uses were partially offset by $0.7 million in proceeds from the sale of a partnership, and $0.7 million of distributions received from an unconsolidated affiliate. Cash used in investing activities in the 2024 Six Months was $48.8 million.

Financing Activities

Cash used in financing activities for the 2025 Six Months totaled $18.1 million and primarily comprised of $13.5 million in proceeds from our Revolving Facility (as defined below), $10.7 million in distributions to non-controlling interests (temporary and permanent), $13.7 in cash dividends paid to shareholders and payments of $7.3 million related to notes payable and the Term Facility. Cash used in financing activities in the 2024 Six Months was $24.6 million.

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

As of June 30, 2025, we were in compliance with all of the covenants contained in the Credit Agreement.

Our obligations under the Credit Agreement are guaranteed by our wholly owned material domestic subsidiaries (each, a “Guarantor”), and our obligations and any Guarantors are secured by a perfected first priority security interest in substantially all of our existing and future personal property and each Guarantor, subject to certain exceptions.

As of June 30, 2025, $134.2 million (net of unamortized debt issuance costs of $0.8 million) was outstanding on the Term Facility while $24.5 million was outstanding under the Revolving Facility resulting in $150.5 million of credit availability on the Revolving Facility. The interest rate on the Senior Credit Facilities was 5.1% for the 2025 Second Quarter and 4.7% for the 2024 Second Quarter, with an all-in effective interest rate (including all associated costs), of 5.6% and 5.4% over the same periods, respectively.

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

As of June 30, 2025, the fair value of the interest rate swap was $1.6 million, a decrease of $1.6 million, net of a $0.5 million income tax effect, as compared to December 31, 2024. The fair value of the interest rate swap is included in Other assets (current and long term) in our consolidated balance sheet while the changes in fair value are presented as an unrealized loss or gain in our unaudited consolidated statements of comprehensive income. The interest rate swap arrangement has generated $1.0 million in interest savings for the 2025 Six Months.

The average interest rate for our Senior Credit Facilities, net of the savings from the swap, was 5.1% in the 2025 Second Quarter and 5.0% in the 2025 Six Months, compared to 4.7% in both the 2024 Second Quarter and the 2024 Six Months.

Notes Payable and Deferred Payments Related to Acquisitions

We generally enter into various notes payable as a means of financing our acquisitions. Our present outstanding notes payable primarily relate to the acquisitions of a business or acquisitions of majority interests in such businesses. At June 30, 2025, our remaining outstanding balance on these notes aggregated $1.4 million, of which $0.3 million is payable in 2025, $0.9 million is payable in 2026 and $0.2 is payable in 2027. Notes are generally payable in equal annual installments of principal over two years plus any accrued and unpaid interest. Interest accrues at various interest rates ranging from 4.5% to 8.5% per annum.

On April 30, 2025, we acquired an outpatient home-care physical and speech therapy practice through our 50%-owned subsidiary, Metro. After the transaction, our ownership interest is 40%, our local partners have an partnership interest of 40% and the practice’s pre-acquisition owners have a 20% ownership interest. The purchase price for the 80% equity interest was approximately $2.3 million which was paid in cash.  As part of this transaction, we agreed to additional consideration if future operational objectives are met. The maximum amount of additional contingent consideration due under this agreement is $1.8 million.

On February 28, 2025, we acquired 65% interest in a physical practice with three clinic locations. The prior owners retained a 35% ownership interest. The purchase price for the 65% interest was approximately $3.8 million which was paid in cash. As part of this transaction, we agreed to additional consideration if future operational objectives are met. The maximum amount of additional contingent consideration due under this agreement is $1.3 million.  The contingent consideration is valued at $0.6 million as of June 30, 2025.

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

On October 31, 2024, we acquired a 50% interest in Metro pursuant to an Equity Interest Purchase Agreement (the “Purchase Agreement”) dated October 7, 2024 among U.S. Physical Therapy, Ltd. (a subsidiary of the Company), Metro, the members of Metro, and Michael G. Mayrsohn, as Sellers’ Representative.  We also became the managing member of Metro. We paid a purchase price of approximately $76.5 million, $75.0 million of which was funded by our cash on hand and the remaining $1.5 million through the issuance of 18,358 shares of the Company’s common stock based on a trailing five-day average as of the day immediately prior to closing. The shares of the Company’s common stock were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act. The Purchase Agreement also included an earnout where the sellers can earn up to $20.0 million of additional consideration if certain performance criteria relating to the Metro business are achieved. The value of the contingent consideration at June 30, 2025, was $8.7 million.

On August 31, 2024, we acquired a 70% equity interest in an eight-clinic practice physical therapy and the original practice owners retained a 30% equity interest. The purchase price for the 70% equity interest was approximately $2.0 million. As part of the transaction, we agreed to additional contingent consideration if future operational and financial objectives are met. The maximum amount of additional contingent consideration due under this agreement is $3.6 million.  The contingent consideration was valued at $0.7 million on June 30, 2025.

On April 30, 2024, we acquired 100% of an IIP business through one of its primary IIP businesses, Briotix Health Limited Partnership, for a purchase price of approximately $24.0 million, of which $0.5 million was in the form of a note payable. The note accrues interest at 5.0% per annum and the principal and the interest are payable in May 2025. As part of the transaction, we agreed to additional contingent consideration if future operational objectives are met by the business. The maximum amount of additional contingent consideration due under this agreement is $10.0 million. The contingent consideration was valued at $1.8 million as of June 30, 2025.

On March 29, 2024, we acquired a 50% equity interest in a nine-clinic physical therapy and hand therapy practice. The original owners of the practice retained the remaining 50%. The purchase price for the 50% equity interest was approximately $16.4 million, of which $0.5 million was in the form of a note payable. The note accrues interest at 4.5% per annum and the principal and the interest are payable on March 29, 2026. As part of the transaction, we agreed to additional contingent consideration if future operational and financial objectives are met. There is no maximum payout. The contingent consideration was valued at $1.2 million on June 30, 2025.

Redeemable Non-Controlling Interest

Certain limited partnership agreements and limited liability company agreements, as amended, provide that, upon the triggering events, we have a call right, and the selling entity or individual has a put right for the purchase and sale of the limited partnership interest held by the partner. Once triggered, the put right and the call right do not expire, even upon an individual partner’s death, and contain no mandatory redemption feature. The purchase price of the partner’s limited partnership interest upon the exercise of either the put right or the call right is calculated per the terms of the respective agreements and classified as redeemable non-controlling interest (temporary equity) in our consolidated balance sheets. The fair value of the redeemable non-controlling interests on June 30, 2025, was $263.3 million.

In the event that a limited non-controlling partner’s employment ceases at any time after a specified date that is typically between three and six years from the acquisition date, we have agreed to certain contractual provisions which enable such minority partners to exercise their right to trigger our repurchase of that partner’s non-controlling interest at a predetermined multiple of earnings before interest and taxes.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We maintain an interest rate swap arrangement which is considered a derivative instrument. Our indebtedness as of June 30, 2025, was the outstanding balance of seller notes from our acquisitions of $1.4 million, and an outstanding balance on our term note related to the Credit Agreement of $159.5 million. The Revolving Facility within our Senior Credit Facilities has a balance of $24.5 million as of June 30, 2025, and is subject to fluctuating interest rates. A 1% change in the interest rate would yield $0.2 million in interest expense on the Senior Credit Facilities because of the interest rate swap described above. See Note 9 to our consolidated financial statements included in Item 1.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the six months ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Rule 105b-1 Trading Plans

The Company’s directors and executive officers do not currently have 10b5-1plans. During the six months ended June 30, 2025, none of our directors or executive officers adopted or terminated or any contract, instruction, or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

Amendment to Company Bylaws

On August 5, 2005, the Company’s Board of Directors approved and adopted an amendment to the Company Bylaws (the ‘Bylaws Amendment’). The Bylaws Amendment provides an advance notice provision applicable to stockholder nominations and proposals. The foregoing description is qualified in its entirety by reference to the full text of the Bylaws Amendment, which are filed as Exhibit 3.2 to this Quarterly Report on Form 10-Q

Share Repurchase Program

The Company's Board of Directors approved a share repurchase program effective August 5, 2025. The program authorizes the repurchase by the Company of up to $25 million of its outstanding shares of common stock over the period ending on December 31, 2026.  Under the share repurchase program, shares may be repurchased from time to time in the open market or negotiated transactions at prevailing market rates, or by other means in accordance with federal securities laws. The timing and amount of share repurchases under the share repurchase program, if any, will depend on several factors, including the Company's stock price performance, ongoing capital allocation priorities and general market conditions.

ITEM 6.	EXHIBITS.
Exhibit Number	Description

3.2*	Amended and Restated Bylaws of U.S. Physical Therapy Inc. effective as of August 5, 2025.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32*	Certification Pursuant to 18 U.S.C 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

U.S. PHYSICAL THERAPY, INC.

Date: August 8, 2025	By:	/s/ Carey Hendrickson
Carey Hendrickson
Chief Financial Officer
(Principal Financial and Accounting Officer)