Form 10-Q
period 2025-09-30
U S PHYSICAL THERAPY INC /NV
filed 2025-11-07
CIK 885978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _____TO _____
COMMISSION FILE NUMBER 1-11151

U.S. PHYSICAL THERAPY, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

NEVADA	76-0364866
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

1300 WEST SAM HOUSTON PARKWAY SOUTH, SUITE 300, HOUSTON, TEXAS	77042
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	(ZIP CODE)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 297-7000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE EXCHANGE ACT:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.01 par value	USPH	New York Stock Exchange
Common Stock, $.01 par value	USPH	NYSE Texas, Inc.

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

As of November 7, 2025, the number of shares outstanding (issued less treasury stock) of the registrant’s common stock, par value $.01 per share, was: 15,204,119.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	September 30, 2025	December 31, 2024
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$31,102	$41,362
Patient accounts receivable, less provision for credit losses of $4,263 and $3,506, respectively	67,629	59,040
Accounts receivable - other	23,672	26,626
Other current assets	16,032	10,555
Total current assets	138,435	137,583
Fixed assets:
Furniture and equipment	67,522	68,128
Leasehold improvements	58,015	51,105
Fixed assets, gross	125,537	119,233
Less accumulated depreciation and amortization	(91,315)	(87,093)
Fixed assets, net	34,222	32,140
Operating lease right-of-use assets	139,926	133,936
Investment in unconsolidated affiliate	12,289	12,190
Goodwill	690,412	667,152
Other identifiable intangible assets, net	176,429	179,311
Other assets	4,557	5,155
Total assets	$1,196,270	$1,167,467

LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST, USPH SHAREHOLDERS’ EQUITY AND NON-CONTROLLING INTEREST
Current liabilities:
Accounts payable - trade	$7,417	$5,936
Accrued expenses	56,901	59,513
Current portion of operating lease liabilities	41,960	39,835
Current portion of term loan and notes payable	8,802	10,999
Total current liabilities	115,080	116,283
Notes payable, net of current portion	576	903
Revolving facility	26,500	11,000
Term loan, net of current portion and deferred financing costs	124,384	130,627
Deferred taxes	35,695	29,465
Operating lease liabilities, net of current portion	106,178	101,868
Other long-term liabilities	5,414	18,275
Total liabilities	413,827	408,421

Redeemable non-controlling interest - temporary equity	277,661	269,025

Commitments and Contingencies

U.S. Physical Therapy, Inc. (“USPH”) shareholders’ equity:
Preferred stock, $0.01 par value, 500,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.01 par value, 20,000,000 shares authorized, 17,418,856 and 17,309,120 shares issued, respectively	172	172
Additional paid-in capital	296,806	290,321
Accumulated other comprehensive gain	945	2,799
Retained earnings	237,272	227,265
Treasury stock at cost, 2,214,737 shares	(31,628)	(31,628)
Total USPH shareholders’ equity	503,567	488,929
Non-controlling interest - permanent equity	1,215	1,092
Total USPH shareholders’ equity and non-controlling interest - permanent equity	504,782	490,021
Total liabilities, redeemable non-controlling interest, USPH shareholders’ equity and non-controlling interest - permanent equity	$1,196,270	$1,167,467

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF NET INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30,2025	September 30, 2024

Net patient revenue	$164,024	$139,146	$480,754	$410,492
Other revenue	33,108	28,887	97,510	80,406
Net revenue	197,132	168,033	578,264	490,898
Operating cost:
Salaries and related costs	116,619	99,835	341,656	289,900
Rent, supplies, contract labor and other	36,115	29,756	104,086	88,104
Depreciation and amortization	5,495	4,158	16,776	12,326
Provision for credit losses	2,073	1,721	5,916	5,065
(Gain) loss on clinic closures - lease and other	(42)	3,432	269	4,109
Total operating cost	160,260	138,902	468,703	399,504

Gross profit	36,872	29,131	109,561	91,394

Corporate office costs	17,414	14,385	51,135	42,719
(Gain) loss on change in fair value of contingent earn-out consideration	(5,872)	1,899	(11,484)	5,332
Operating income	25,330	12,847	69,910	43,343

Other income (expense):
Interest expense, debt and other	(2,408)	(2,018)	(7,109)	(5,966)
Interest income from investments	33	1,018	85	3,635
Change in revaluation of put-right liability	(663)	168	(1,406)	(136)
Equity in earnings of unconsolidated affiliate	361	231	1,155	750
Loss on sale of a partnership	-	-	(123)	-
Other	222	90	344	261
Total other expense	(2,455)	(511)	(7,054)	(1,456)

Income before taxes	22,875	12,336	62,856	41,887

Provision for income taxes	5,233	2,559	14,026	8,781
Net income	17,642	9,777	48,830	33,106

Less: Net income attributable to non-controlling interest:
Redeemable non-controlling interest - temporary equity	(3,790)	(1,998)	(9,716)	(7,539)
Non-controlling interest - permanent equity	(714)	(1,151)	(3,684)	(3,387)
	(4,504)	(3,149)	(13,400)	(10,926)

Net income attributable to USPH shareholders	$13,138	$6,628	$35,430	$22,180

Basic and diluted earnings per share attributable to USPH shareholders	$0.48	$0.39	$1.85	$1.32

Shares used in computation - basic and diluted	15,204	15,077	15,178	15,055

Dividends declared per common share	$0.45	$0.44	$1.35	$1.32

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS)

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

Net income	$17,642	$9,777	$48,830	$33,106
Other comprehensive income:
Unrealized (loss) on cash flow hedge	(360)	(3,687)	(2,489)	(1,937)
Tax effect at statutory rate (federal and state)	92	942	636	495
Comprehensive income	$17,374	$7,032	$46,977	$31,664

Comprehensive income attributable to non-controlling interest	(4,504)	(3,149)	(13,400)	(10,926)
Comprehensive income attributable to USPH shareholders	$12,870	$3,883	$33,577	$20,738

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Nine Months Ended
	September 30, 2025	September 30, 2024
OPERATING ACTIVITIES
Net income including non-controlling interest	$48,830	$33,106
Adjustments to reconcile net income including non-controlling interest to net cash provided by operating activities:
Depreciation and amortization	17,756	12,996
Provision for credit losses	5,916	5,065
Equity-based awards compensation expense	6,151	5,837
Amortization of debt issue costs	315	317
Change in deferred income taxes	11,163	605
Change in revaluation of put-right liability	1,406	136
Change in fair value of contingent earn-out consideration	(11,484)	5,332
Equity of earnings in unconsolidated affiliate	(1,155)	(750)
Loss on sale of fixed assets	420	280
Loss on sale of a partnership	123	-
Other	-	(169)
Changes in operating assets and liabilities:
Patient accounts receivable, net	(13,604)	(8,870)
Accounts receivable - other	3,559	(960)
Other current and long term assets	(8,155)	(1,808)
Accounts payable and accrued expenses	(10,908)	5,003
Other long-term liabilities	(207)	(589)
Net cash provided by operating activities	50,126	55,531

INVESTING ACTIVITIES
Purchase of fixed assets	(10,145)	(6,697)
Purchase of interest in businesses, net of cash acquired	(15,214)	(41,196)
Purchase of redeemable non-controlling interest, temporary equity	(8,579)	(6,957)
Purchase of non controlling interest, permanent equity	(196)	(756)
Proceeds from the sale of non-controlling interest, permanent equity	9	26
Proceeds from the sale of partnership interest - redeemable non-controlling interest, temporary equity	149	229
Repayment of notes receivable related to sales of redeemable non-controlling interest	387	451
Proceeds from the sale of partnership	700	-
Distributions from unconsolidated affiliate	1,089	838
Other	531	(535)
Net cash (used in) investing activities	(31,269)	(54,597)

FINANCING ACTIVITIES
Proceeds from revolving facility	146,500	-
Payments on revolving facility	(131,000)	-
Distributions to non-controlling interest, permanent and temporary equity	(14,610)	(11,399)
Cash dividends paid to shareholders	(20,520)	(19,898)
Payments on term loan	(7,500)	(3,750)
Principal payments on notes payable	(1,994)	(1,726)
Other	7	(27)
Net cash (used in) financing activities	(29,117)	(36,800)

Net (decrease) in cash and cash equivalents	(10,260)	(35,866)
Cash and cash equivalents - beginning of period	41,362	152,825
Cash and cash equivalents - end of period	$31,102	$116,959

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$11,809	$5,759
Interest paid	7,305	5,630
Non-cash investing and financing transactions during the period:
Purchase of businesses - seller financing portion	300	955
Fair market value of initial contingent consideration related to purchase of businesses	5,731	6,440
Offset of notes receivable associated with purchase of redeemable non-controlling interest	254	627
Notes payable related to purchase of redeemable non-controlling interest, temporary equity	135	66
Notes receivable related to sale of redeemable non-controlling interest, temporary equity	2,017	2,075
Notes receivable related to the sale of non-controlling interest, permanent equity	29	282

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(IN THOUSANDS)

	Common Stock		Additional	Accumulated Other	Retained	Treasury Stock		Total Shareholders’	Non-Controlling
For the three months ended September 30, 2025	Shares	Amount	Paid-In Capital	Comprehensive Gain	Earnings	Shares	Amount	Equity	Interests	Total

Balance June 30, 2025	17,419	$172	$294,636	$1,214	$236,356	(2,215)	$(31,628)	$500,750	$1,544	$502,294
Net income attributable to USPH shareholders	-	-	-	-	13,138	-	-	13,138	-	13,138
Net income attributable to non-controlling interest - permanent equity	-	-	-	-	-	-	-	-	714	714
Revaluation of redeemable non-controlling interest	-	-	-	-	(7,918)	-	-	(7,918)	-	(7,918)
Compensation expense - equity-based awards	-	-	2,170	-	-	-	-	2,170	-	2,170
Dividends paid to USPH shareholders	-	-	-	-	(6,842)	-	-	(6,842)	-	(6,842)
Distributions to non-controlling interest partners - permanent equity	-	-	-	-	-	-	-	-	(1,065)	(1,065)
Deferred taxes related to redeemable non-controlling interest - temporary	-	-	-	-	2,536	-	-	2,536	-	2,536
Other comprehensive gain	-	-	-	(268)	-	-	-	(268)	-	(268)
Other	-	-	-	(1)	2	-	-	1	22	23
Balance September 30, 2025	17,419	172	296,806	945	237,272	(2,215)	(31,628)	503,567	1,215	504,782

	Common Stock		Additional	Accumulated Other	Retained	Treasury Stock		Total Shareholders’	Non-Controlling
For the nine months ended September 30, 2025	Shares	Amount	Paid-In Capital	Comprehensive Loss	Earnings	Shares	Amount	Equity	Interests	Total

Balance December 31, 2024	17,309	$172	$290,321	$2,799	$227,265	(2,215)	$(31,628)	488,929	$1,092	$490,021
Net income attributable to USPH shareholders	-	-	-	-	35,430	-	-	35,430	-	35,430
Net income attributable to non-controlling interest - permanent equity	-	-	-	-	-	-	-	-	3,684	3,684
Issuance of restricted stock, net of cancellations	110	-	-	-	-	-	-	-	-	-
Revaluation of redeemable non-controlling interest, net of tax	-	-	-	-	(9,821)	-	-	(9,821)	-	(9,821)
Compensation expense - equity-based awards	-	-	5,876	-	-	-	-	5,876	-	5,876
Sale of non-controlling interest	-	-	(9)	-	-	-	-	(9)	-	(9)
Dividends paid to USPH shareholders	-	-	-	-	(20,520)	-	-	(20,520)	-	(20,520)
Distributions to non-controlling interest partners - permanent equity	-	-	-	-	-	-	-	-	(3,630)	(3,630)
Deferred taxes related to redeemable non-controlling interest - temporary	-	-	-	-	4,911	-	-	4,911	-	4,911
Other comprehensive gain	-	-	-	(1,853)	-	-	-	(1,853)	-	(1,853)
Transfer of compensation liability for certain stock issued pursuant to long-term incentive plans	-	-	721	-	-	-	-	721	-	721
Other	-	-	(103)	(1)	7	-	-	(97)	69	(28)
Balance September 30, 2025	17,419	172	296,806	945	237,272	(2,215)	(31,628)	503,567	1,215	504,782

	Common Stock		Additional	Accumulated Other	Retained	Treasury Stock		Total Shareholders’	Non-Controlling
For the three months ended September 30, 2024	Shares	Amount	Paid-In Capital	Comprehensive Gain	Earnings	Shares	Amount	Equity	Interests	Total

Balance June 30, 2024	17,291	$172	$285,462	$4,084	$226,482	(2,215)	$(31,628)	$484,572	$1,043	$485,615
Net income attributable to USPH shareholders	-	-	-	-	6,628	-	-	6,628	-	6,628
Net income attributable to non-controlling interest - permanent equity	-	-	-	-	-	-	-	-	1,151	1,151
Revaluation of redeemable non-controlling interest	-	-	-	-	(1,097)	-	-	(1,097)	-	(1,097)
Compensation expense - equity-based awards	-	-	1,921	-	-	-	-	1,921	-	1,921
Sale of non-controlling interest	-	-	29	-	-	-	-	29	-	29
Purchase of partnership interests - non-controlling interest	-	-	(410)	-	-	-	-	(410)	(68)	(478)
Dividends paid to USPH shareholders	-	-	-	-	(6,634)	-	-	(6,634)	-	(6,634)
Distributions to non-controlling interest partners - permanent equity	-	-	-	-	-	-	-	-	(941)	(941)
Deferred taxes related to non-controlling interest (temporary and permanent equity)	-	-	-	-	521	-	-	521	-	521
Other comprehensive gain	-	-	-	(2,745)	-	-	-	(2,745)	-	(2,745)
Other	-	-	-	-	(27)	-	-	(27)	173	146
Balance September 30, 2024	17,291	172	287,002	1,339	225,873	(2,215)	(31,628)	482,758	1,358	484,116

	Common Stock		Additional	Accumulated Other	Retained	Treasury Stock		Total Shareholders’	Non-Controlling
For the nine months ended September 30, 2024	Shares	Amount	Paid-In Capital	Comprehensive Loss	Earnings	Shares	Amount	Equity	Interests	Total

Balance December 31, 2023	17,202	$172	$281,096	$2,782	$223,772	(2,215)	$(31,628)	$476,194	$1,216	$477,410
Net income attributable to USPH shareholders	-	-	-	-	22,180	-	-	22,180	-	22,180
Net income attributable to non-controlling interest - permanent equity	-	-	-	-	-	-	-	-	3,387	3,387
Revaluation of redeemable non-controlling interest, net of tax	-	-	-	-	(3,158)	-	-	(3,158)	-	(3,158)
Compensation expense - equity-based awards	-	-	5,837	-	-	-	-	5,837	-	5,837
Sale of non-controlling interest	-	-	229	-	-	-		229	-	229
Purchase of partnership interests - non-controlling interest	-	-	(760)	-	-	-	-	(760)	(124)	(884)
Dividends paid to USPH shareholders	-	-	-	-	(19,898)	-	-	(19,898)	-	(19,898)
Distributions to non-controlling interest partners - permanent equity	-	-	-	-	-	-	-	-	(3,292)	(3,292)
Deferred taxes related to non-controlling interest (temporary and permanent equity)	-	-	-	-	(29)	-	-	(29)	-	(29)
Other comprehensive gain	-	-	-	(1,442)	-	-	-	(1,442)	-	(1,442)
Transfer of compensation liability for certain stock issued pursuant to long-term incentive plans	-	-	600	-	-			600	-	600
Transfer of RNCI due to separation agreement	-	-	-	-	3,033			3,033	-	3,033
Other	-	-	-	(1)	(27)	-	-	(28)	171	143
Balance September 30, 2024	17,291	172	287,002	1,339	225,873	(2,215)	(31,628)	482,758	1,358	484,116

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

The Company added 18 clinics and closed seven clinics in the 2025 Third Quarter bringing its total owned and/or managed clinics to 779 as of September 30, 2025, compared to 700 as of September 30, 2024.

During the nine months ended September 30, 2025, and for the year ended December 31, 2024, the Company completed the acquisitions of the following clinic practices and IIP businesses:

		% Interest	Number of
Acquisition	Date	Acquired	Clinics
July 2025 Acquisition	July 31, 2025	60%	3
April 2025 Acquisition	April 30, 2025	40%*	**
February 2025 Acquisition	February 28, 2025	65%	3
November 2024 Acquisition	November 30, 2024	75%	8
October 2024 Acquisition	October 31, 2024	50%	50
August 2024 Acquisition	August 31, 2024	70%	8
April 2024 Acquisition	April 30, 2024	***	****
March 2024 Acquisition	March 29, 2024	50%	9

*	On April 30, 2025, the Company acquired an outpatient home care practice that provides speech and occupational therapy through its 50% owned subsidiary MSO Metro LLC. (“Metro”). After the transaction, the Company’s ownership interest is 40%, the local partners have an ownership interest of 40% and the practice’s preacquisition owners have a 20% ownership interest.

**	Home-care business
***	On April 30, 2024, one of our primary IIP businesses, Briotix Health Limited Partnership, acquired 100% of an IIP business.
****	IIP business

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

For the three and nine months ended September 30, 2025, no triggering events or indicators were identified that would require impairments of assets for such period. During the three and twelve months ended December 31, 2024, the Company recorded a non-cash impairment charge of $2.4 million related to assets held for sale (described in Note 5, Assets Held for Sale), of which $1.6 million was attributed to referral relationships, $0.5 million was attributed to tradenames and $0.3 million was attributed to other assets.

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

During the nine months ended, September 30, 2025, the Company acquired additional interests in two partnerships which are included in non-controlling interests - permanent equity. The additional interests purchased in each of the partnerships ranged from 15% to 35.0% and the aggregated purchase price for acquired non-controlling interests – permanent equity was $0.2 million. During the year ended December 31, 2024, the Company acquired additional interests in partnerships which are included in non-controlling interests - permanent equity. The additional interests purchased in each of the partnerships ranged from 1.5% to 35.0% and the aggregated purchase price for acquired non-controlling interests – permanent equity was $0.8 million.

During the nine months ended September 30, 2025, the Company sold interests in a partnership which is included in non-controlling interests – permanent equity, for an aggregate price less than of $0.1 million. During the year ended December 31, 2024, the Company sold interests in three partnerships for an aggregate price of $0.3 million.

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

Management contract revenue, which is also included in other revenue, is derived from contractual arrangements whereby the Company manages a clinic for unrelated physician groups and hospitals. Typically, revenue is determined based on the number of visits conducted at the clinic and recognized at a point in time when services are performed. Costs, typically consisting of salaries, are recorded when incurred. Management contract revenue was $2.5 million for both the three months ended September 30, 2025, and the three months ended September 30, 2024, and was $7.3 million for both the nine months ended September 30, 2025, and the nine months ended September 30, 2024.

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

Contractual Allowances

The allowance for estimated contractual adjustments is based on terms of payor contracts and historical collection and write-off experience. Contractual allowances result from the differences between the rates charged for services performed and expected reimbursements by both insurance companies and government-sponsored healthcare programs for such services. Medicare regulations and the various third-party payors and managed care contracts are often complex and may include multiple reimbursement mechanisms payable for the services provided in Company clinics. The Company estimates contractual allowances based on its interpretation of the applicable regulations, payor contracts and historical calculations. Each month the Company estimates its contractual allowance for each clinic based on payor contracts and the historical collection experience of the clinic and applies an appropriate contractual allowance reserve percentage to the gross accounts receivable balances for each payor of the clinic. Based on the Company’s historical experience, calculating the contractual allowance reserve percentage at the payor level is sufficient to allow the Company to provide the necessary detail and accuracy with its collectability estimates. However, the services authorized, provided and related reimbursement are subject to interpretation that could result in payments that differ from the Company’s estimates. Payor terms are periodically revised necessitating continual review and assessment of the estimates made by management. The Company’s billing system does not capture the exact change in its contractual allowance reserve estimate from period to period. In order to assess the accuracy of its revenues, management regularly compares its cash collections to corresponding net revenues measured both in the aggregate and on a clinic-by-clinic basis. In the aggregate, historically the difference between net revenues and corresponding cash collections for any fiscal year has generally reflected a difference between approximately 1.0% to 1.5% of net revenues. As a result, the Company believes that a change in the contractual allowance reserve estimate would not likely be more than 1.0% to 1.5% on any balance sheet date.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Provision for Credit Losses

The Company determines provisions for credit losses based on the specific agings at each clinic. The provision for credit losses is included in operating costs in the consolidated statements of net income. Patient accounts receivable, which are stated at the historical carrying amount net of contractual allowances, write-offs, and allowance for credit losses, includes only those amounts the Company estimates to be collectible.

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

The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits nor was any interest expense recognized during either the three and nine months ended September 30, 2025, or September 30, 2024. The Company records any interest or penalties, if required, in interest and other expense, as appropriate.

On July 4, 2025, the President signed H.R. 1, the One Big Beautiful Bill Act, into law. Among other changes, the Act reinstates 100% bonus depreciation and provides more favorable deductibility for certain business expenses beginning in 2025. As required by ASC 740, the Company recognized the effects of the Act in the quarter ended September 30, 2025. The enactment primarily affected the timing of deductions and the mix of current and deferred income tax expense but did not have a material impact on the Company’s consolidated financial statements for the quarter. The Company will continue to evaluate interpretive guidance and any incremental impacts in subsequent periods.

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

The put right expiring in 2027 is associated with the potential future purchase of a separate company within the Company’s IIP business. It is marked to fair value on a recurring basis using Level 3 inputs. In determining the value of the put right as of September 30, 2025, the Company used a Monte Carlo simulation model utilizing unobservable inputs including asset volatility of 20.0% and a discount rate of 10.99%. The value of this put right increased $1.4 million for the nine months ended September 30, 2025. The put right was valued at approximately $2.4 million on September 30, 2025, and approximately $1.0 million on December 31, 2024.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The consideration for some of the Company’s acquisitions includes future payments that are contingent upon the occurrence of future operational or financial objectives being met. The Company estimates the fair value of contingent consideration obligations through valuation models designed to estimate the probability of such contingent payments based on various assumptions and incorporating estimated success rates. These fair value measurements are based on significant inputs not observable in the market. Substantial judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, changes in assumptions could have a material impact on the amount of contingent consideration expense the Company records in any given period. The Company determined the fair value of its contingent consideration obligations to be $9.6 million on September 30, 2025, and $17.6 million on December 31, 2024.

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

The redemption value of redeemable non-controlling interests approximates the fair value. See Note 4 for the changes in the fair value of Redeemable non-controlling interest during the three and nine months ended September 30, 2025.

Restricted Stock

Restricted stock issued to employees and directors is subject to continued employment or continued service on the board, respectively. Generally, restrictions on the stock granted to employees lapse in equal annual installments on the following four anniversaries of the date of grant. For those shares granted to directors, the restrictions will lapse in equal quarterly installments during the first year after the date of grant. For those granted to officers and certain other key employees, the restriction will lapse in equal quarterly installments during the four years following the date of grant. Compensation expense for grants of restricted stock is recognized based on the fair value per share on the date of grant amortized over the vesting period. The Company recognizes any forfeitures as they occur. The restricted stock issued is included in basic and diluted shares for the earnings per share computation during both the three and nine months ended September 30, 2025.

Recently Adopted Accounting Guidance

In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disclosure on an annual basis, a tabular reconciliation, including both amount and percentage of specific categories of the effective tax rate reconciliation, including state and local income taxes (net of Federal taxes), foreign taxes, effects of changes in tax laws and regulations, effects of cross-border tax laws, tax credits, changes in valuation allowances, nontaxable and nondeductible items and changes in unrecognized tax benefits. Additional disclosures are required for certain items exceeding five percent of income from continuing operations multiplied by the statutory income tax rate. The standard also requires disclosure of income taxes paid between Federal, state and foreign jurisdictions, including further disaggregation of those payments exceeding five percent of the total income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, and early adoption is permitted. The Company has adopted this standard as of January 1, 2025, and there was no significant impact on the Company’s consolidated financial statements. The new quantitative disclosures are required on an annual basis and therefore are not required for this interim period; the Company will include the required enhanced disclosures in its Annual Report on Form 10‑K for the year ending December 31, 2025.

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

2. Earnings Per Share

Basic and diluted earnings per share is computed using the two-class method, which is an earnings allocation method that determines earnings per share for common shares and participating securities. The restricted stock the Company grants are participating securities containing non-forfeitable rights to receive dividends. Accordingly, any unvested shares of restricted stock is included in the basic and diluted earnings per share computation. Additionally, in accordance with current accounting guidance, the revaluation of redeemable non-controlling interest (see Note 4, Redeemable Non-Controlling Interest), net of tax, is charged directly to retained earnings and is included in the earnings per basic and diluted share calculation.

The computation of basic and diluted earnings per share are as follows.

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Earnings per Share	(In thousands, except per share data)		(In thousands, except per share data)
Computation of earnings per share - USPH shareholders:
Net income attributable to USPH shareholders	$13,138	$6,628	$35,430	$22,180
Charges to retained earnings:
Revaluation of redeemable non-controlling interest	(7,918)	(1,097)	(9,821)	(3,158)
Tax effect at statutory rate (federal and state)	2,023	280	2,509	807
	$7,243	$5,811	$28,118	$19,829

Earnings per share (basic and diluted)	$0.48	$0.39	$1.85	$1.32

Shares used in computation:
Basic and diluted earnings per share - weighted-average shares	15,204	15,077	15,178	15,055

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

During the nine months ended September 30, 2025, the Company acquired a majority interest in the following businesses:

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
2025 Acquisitions

		% Interest	Number of
Acquisition	Date	Acquired	Clinics
July 2025 Acquisition	July 31, 2025	60%	3
April 2025 Acquisition	April 30, 2025	40%	*
February 2025 Acquisition	February 28, 2025	65%	3

*	Home-care business

The purchase price plus the fair value of the non-controlling interest for the acquisitions after September 30, 2024 was allocated to the fair value of the assets acquired, inclusive of identifiable intangible assets (i.e. tradenames, referral relationships, customer relationships and non-compete agreements) and liabilities assumed based on the estimated fair values at the acquisition date, with the amount in excess of fair values being recorded as goodwill. The Company is in the process of completing its formal valuation analysis of the above-mentioned acquisitions in order to identify and determine the fair value of tangible and identifiable intangible assets acquired and the liabilities assumed. Thus, the final allocation of the purchase price may differ from the preliminary estimates used on September 30, 2025, based on additional information obtained and completion of the valuation of the identifiable intangible assets. Changes in the estimated valuation of the tangible assets acquired, the completion of the valuation of identifiable intangible assets and the completion by the Company of the identification of any unrecorded pre-acquisition contingencies, where the liability is probable and the amount can be reasonably estimated, will likely result in adjustments to goodwill. The Company does not expect the adjustments to be material. The Company continues to evaluate the components for the purchase price allocations for acquisitions after September 30, 2024.

On July 31, 2025, the Company acquired a 60% equity interest in a three-clinic practice with the practice owners retaining a 40% equity interest. The purchase price for the 60% equity interest was approximately $7.9 million, of which $7.6 million was paid in cash and $0.3 million is in the form of a note payable. The note accrues interest at 5.0% per annum and the principal and interest is payable on July 31, 2027. As part of this transaction, the Company agreed to additional consideration if future operational objectives are met. The contingent consideration was valued at $2.6 million as of September 30, 2025.

On April 30, 2025, the Company acquired an outpatient home-care physical and speech therapy practice through its 50%-owned subsidiary, Metro. After the transaction, the Company’s ownership interest is 40%, the local partners have an ownership interest of 40% and the practice’s preacquisition owners have a 20% ownership interest. The purchase price for the 80% equity interest was approximately $2.3 million which was paid in cash.  As part of this transaction, the Company agreed to additional consideration if future operational objectives are met. The maximum amount of additional contingent consideration due under this agreement is $1.8 million. The contingent consideration was valued at $1.0 million as of September 30, 2025.

On February 28, 2025, the Company acquired a 65% interest in a physical therapy practice with three clinic locations. The prior owner retained a 35% ownership interest. The purchase price for the 65% interest was approximately $3.8 million, which was paid in cash. As part of this transaction, the Company agreed to additional consideration if future operational objectives are met by the business. The maximum amount of additional contingent consideration due under this agreement is $1.3 million. The contingent consideration was valued at $0.3 million as of September 30, 2025.

Besides the multi-clinic acquisitions referenced above, the Company purchased the assets and business of 14 physical therapy clinics during 2025, which were tucked into larger partnerships in separate transactions.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following table provides details on the preliminary purchase price allocation for the acquisitions described above.

Physical Therapy
Operations
(In thousands)
Cash paid, net of cash acquired	$15,214
Seller note	300
Deferred payments	-
Contingent payments	5,731
Total consideration	$21,245

Estimated fair value of net tangible assets acquired:
Total current assets	$918
Total non-current assets	240
Total liabilities	(495)
Net tangible assets acquired	663
Customer and referral relationships	5,981
Non-compete agreement	310
Tradenames	1,442
Goodwill	20,903
Fair value of non-controlling interest (classified as redeemable non-controlling interest)	(8,054)
$21,245

Total current assets primarily represent accounts receivable while total non-current assets consist of fixed assets and equipment.

For the acquisitions completed in the nine months ended September 30, 2025, the values assigned to the customer and referral relationships and non-compete agreement are being amortized on a straight-line basis over their respective estimated lives. For customer and referral relationships, the weighted-average amortization period is 12.0 years. For the non-compete agreements, the weighted-average amortization period is 6.0 years. The values assigned to tradenames are tested annually for impairment.

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

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The Company paid a purchase price of approximately $76.5 million, $75.0 million of which was funded by our cash on hand and the remaining $1.5 million through the issuance of 18,358 shares of the Company’s common stock based on a trailing five-day average as of the day immediately prior to closing. The shares of the Company’s common stock were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act. The Purchase Agreement also included an earnout where the sellers can earn up to $20.0 million of additional consideration if certain performance criteria relating to the Metro business are achieved. The contingent consideration was valued at $2.5 million on September 30, 2025.

On August 31, 2024, the Company acquired a 70% equity interest in an eight-clinic practice physical therapy and the original practice owners retained a 30% equity interest (“August 2024 Acquisition”). The purchase price for the 70% equity interest was approximately $2.0 million. As part of the transaction, the Company agreed to additional contingent consideration if future operational and financial objectives are met. The maximum amount of additional contingent consideration due under this agreement is $3.6 million. The contingent consideration was valued at $0.5 million on September 30, 2025.

On April 30, 2024 the Company acquired 100% of an IIP business (“April 2024 Acquisition”), through one of its primary IIP businesses, Briotix Health Limited Partnership, for a purchase price of approximately $24.0 million, of which $0.5 million was in the form of a note payable. The principal and the interest has been paid as of September 30, 2025. As part of the transaction, the Company agreed to additional contingent consideration if future operational objectives are met by the business. The maximum amount of additional contingent consideration due under this agreement is $10.0 million. In August 2025, the Company paid $1.9 million in full settlement of the contingent consideration. As of September 30, 2025, no further amounts are payable related to the April 2024 Acquisition.

On March 29, 2024, the Company acquired a 50% equity interest in a nine-clinic physical therapy and hand therapy practice (“March 2024 Acquisition”). The original owners of the practice retained the remaining 50%. The purchase price for the 50% equity interest was approximately $16.4 million, of which $0.5 million was in the form of a note payable. The note accrues interest at 4.5% per annum and the principal and the interest are payable on March 29, 2026. As part of the transaction, the Company agreed to additional contingent consideration if future operational and financial objectives are met. There is no maximum payout. The contingent consideration was valued at $2.5 million on September 30, 2025.

For the year ended December 31, 2024, besides the multi-clinic acquisitions referenced above, the Company purchased the assets and business of eight physical therapy clinics, which were tucked into larger partnerships in separate transactions.

The following table provides details on the purchase price allocations for the March 2024 Acquisition, the April 2024 Acquisition, the August 2024 Acquisition and preliminary purchase price allocations for the other acquisitions described above.

	Physical Therapy
	IIP	Operations	Total
	(In thousands)
Cash paid, net of cash acquired	$23,106	$109,983	$133,089
Seller note	455	1,220	1,675
Deferred payments	-	1,500	1,500
Contingent payments	2,100	15,571	17,671
Total consideration	$25,661	$128,274	$153,935

Estimated fair value of net tangible assets acquired:
Total current assets	$1,132	$9,447	$10,579
Total non-current assets	563	30,360	30,923
Total liabilities	(463)	(29,402)	(29,865)
Net tangible assets acquired	1,232	10,405	11,637
Customer and referral relationships	6,500	52,630	59,130
Non-compete agreement	210	3,590	3,800
Tradenames	1,400	12,477	13,877
Goodwill	16,319	149,315	165,634
Fair value of non-controlling interest (classified as redeemable non-controlling interest)	-	(100,143)	(100,143)
	$25,661	$128,274	$153,935

Total current assets primarily represent accounts receivable while total non-current assets consist of fixed assets and equipment used in the practice.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the acquisitions in 2024, the values assigned to the customer and referral relationships and non-compete agreements are being amortized on a straight-line basis over their respective estimated lives. For customer and referral relationships, the weighted-average amortization period is 12.7 years. For the non-compete agreements, the weighted-average amortization period is 5.9 years. The values assigned to tradenames are tested annually for impairment.

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

Based on the provisions of the management agreements, the Company determined that these entities are variable interest entities. The Company’s ownership percentages in these entities is 50% as of September 30, 2025. The Company consolidates the VIEs since it controls the management and operating activities that are most significant to the VIEs’ economic performance and its ownership interests expose the Company to the risks and benefits that could potentially be significant to each VIE.

The assets of the VIEs recognized in consolidation may only be used to settle obligations of each respective VIE and may not be used to satisfy claims of the Company, and the creditors of each VIE do not have recourse to the Company’s general credit. As of September 30, 2025, and December 31, 2024, the total assets of the Company’s variable interest entities were $245.3 million and $231.3 million, respectively. As of September 30, 2025, and December 31, 2024, the total liabilities of the Company’s VIEs were $38.5 million and $31.9 million respectively.

The table below presents the operating results of the VIEs.

	Three Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2025
	(In thousands)
Net revenue	$22,848	$65,771
Operating cost:
Salaries and related costs	13,436	39,516
Rent, supplies, contract labor and other	5,277	13,855
Depreciation and amortization	1,116	4,030
Provision for credit losses	228	655
Total operating cost	20,057	58,056

Gross profit	2,791	7,715

Gain on fair value adjustments	(764)	(764)
Other expense	3	9
Provision for income taxes	11	193

Net income	$3,541	$8,277

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
4. Redeemable Non-Controlling Interest

In most of the Company’s acquired partnerships, the former practice owner retains an equity interest in our subsidiary which the Company is required to purchase upon the exercise of either the put right or the call right. The applicable purchase price is calculated per the terms of the respective agreements and classified as redeemable non-controlling interest (temporary equity) in our consolidated balance sheets.  The terms and conditions regarding repurchase rights and obligations for most of the redeemable non-controlling interests, are summarized below under “Physical Therapy Practice Acquisitions”.  However, the Company has an agreement that provides for different rights and obligations regarding the particular redeemable non-controlling interests involved in that agreement – described below under “ProgressiveHealth Acquisition”.

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

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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

a.	Two years after the date an Employed Selling Shareholder’s employment is terminated (if the Selling Shareholder becomes an Employed Selling Shareholder) or

b.	Five to six years from the date of the Acquisition, as defined in the Non-Compete Agreement, regardless of whether the Selling Shareholder is employed by NewCo.

10.
The Non-Compete Agreement applies to a restricted region which is defined as a mileage radius from the Acquired Therapy Practice. That is, an Employed Selling Shareholder is permitted to engage in competing Therapy Practices or activities outside the designated geography (after such Employed Selling Shareholder is no longer employed by NewCo) and a Selling Shareholder who is not employed by NewCo immediately is permitted to engage in the competing Therapy Practice or activities outside the designated geography.

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

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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

Carrying Amounts of Redeemable Non-Controlling Interests

The following table details the changes in the carrying amount (fair value) of the Company’s redeemable non-controlling interests:

	Nine Months Ended	Year Ended
	September 30, 2025	December 31, 2024
	(In thousands)
Beginning balance	$269,025	$174,828
Net income allocated to redeemable non-controlling interest partners	9,716	10,044
Distributions to redeemable non-controlling interest partners	(10,980)	(10,579)
Changes in the fair value of redeemable non-controlling interest	9,821	4,964
Purchases of redeemable non-controlling interest	(8,967)	(8,122)
Capital contribution	90	-
Acquired interest	7,990	100,336
Sales of redeemable non-controlling interest	2,166	1,969
Changes in notes receivable related to redeemable non-controlling interest	(1,200)	(1,016)
Reduction due to separation agreement	-	(3,033)
Adjustments in notes receivables related to the sales of redeemable non-controlling interest	-	(366)
Ending balance	$277,661	$269,025

The following table categorizes the carrying amount (fair value) of the redeemable non-controlling interests:

	Nine Months Ended	Year Ended
	September 30, 2025	December 31, 2024
	(In thousands)
Contractual time period has lapsed but holder’s employment has not terminated	$76,941	$74,668
Contractual time period has not lapsed and holder’s employment has not terminated	200,720	194,357
Holder’s employment has terminated and contractual time period has expired	-	-
Holder’s employment has terminated and contractual time period has not expired	-	-
	$277,661	$269,025

During the nine months ended, September 30, 2025, the Company acquired additional interests in nine partnerships included in redeemable non-controlling interests - temporary equity. The aggregated purchase price for acquired non-controlling interests – temporary equity was $9.0 million. During the year ended, December 31, 2024, the Company acquired additional interests in fourteen partnerships included in redeemable non-controlling interests - temporary equity. The aggregated purchase price for acquired redeemable non-controlling interests – temporary equity was $8.1 million.

During the nine months ended September 30, 2025, the Company sold interests in eight partnerships included in redeemable non-controlling interests – temporary equity, for an aggregate price of $2.2 million. During the year ended December 31, 2024, the Company sold interests in seven partnerships for an aggregate price of $2.0 million.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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

The transaction was completed in February 2025 and the related loss on sale of $0.1 million was recognized in the consolidated statements of net income for the nine months ended September 30, 2025.

6. Goodwill

The changes in the carrying amount of goodwill consisted of the following:

	Nine Months Ended	Year Ended
	September 30, 2025	December 31, 2024
	(In thousands)
Beginning balance	$667,152	$509,571
Acquisitions	20,903	164,529
Adjustments for purchase price allocation of businesses acquired in prior year	2,665	(6,551)
Other	(308)	(397)
Ending balance	$690,412	$667,152

For the three and nine months ended September 30, 2025, and 2024, no indicators were identified that would require impairment assessments as of such periods.

7. Intangible Assets

The Company’s intangible assets, net, consisted of the following:

	September 30, 2025			December 31, 2024
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Customer and referral relationships	$161,132	$(47,830)	$113,302	$156,747	$(39,218)	$117,529
Tradenames	58,719	-	58,719	57,041	-	57,041
Non-compete agreements	13,622	(9,214)	4,408	13,077	(8,336)	4,741
	$233,473	$(57,044)	$176,429	$226,865	$(47,554)	$179,311

Tradenames, customer and referral relationships, and non-compete agreements are related to the businesses acquired. The value assigned to tradenames has an indefinite life and is tested at least annually for impairment using the relief from royalty method in conjunction with the Company’s annual goodwill impairment test. The value assigned to customer and referral relationships is being amortized over their respective estimated useful lives which range from 8.0 to 16.0 years. Non-compete agreements are amortized over the respective term of the agreements which range from 5.0 to 6.0 years. During the year ended December 31, 2024, the Company recognized charges of $2.0 million related to the impairment of assets held for sale. This impairment loss is presented in the impairment of assets held for sale in the Consolidated Statements of Income.

The following table details the amount of amortization expense recorded for intangible assets for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(In thousands)
Customer and referral relationships	$2,934	$1,977	$8,611	$5,861
Non-compete agreements	308	183	879	537
	$3,242	$2,160	$9,490	$6,398

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Based on the balance of referral relationships and non-compete agreements as of September 30, 2025, the expected amount to be amortized in the remainder of 2025 and thereafter by year is as follows:

For the Year Ending December 31,	Customer and Referral Relationships	Non-Compete Agreements
	(In thousands)
2025 (excluding the nine months ended September 30, 2025)	$2,996	$286
2026	11,571	1,048
2027	11,408	922
2028	11,139	843
2029	10,761	676
Thereafter	65,427	633

8. Accrued Expenses

Accrued expenses consists of the following for the periods presented.

	September 30, 2025	December 31, 2024
	(In thousands)
Salaries and related costs	$28,733	$34,886
Credit balances due to patients and payors	7,777	6,359
Group health insurance claims	3,991	2,462
Contingent consideration payable	6,927	3,043
Closure costs	1,700	2,828
Professional fees	1,453	860
Other property taxes payable	448	371
Interest payable	155	402
Federal income taxes payable	-	4,544
Other	5,717	3,758
Total	$56,901	$59,513

9. Borrowings

Amounts outstanding under the Company’s Senior Credit Facilities (as defined below) and notes payable consisted of the following:

	September 30, 2025			December 31, 2024
	Principal Amount	Unamortized discount and debt issuance cost	Net Debt	Principal Amount	Unamortized discount and debt issuance cost	Net Debt
	(In thousands)
Term Facility	$133,125	$(726)	$132,399	$140,625	$(1,049)	$139,576
Revolving Facility	26,500	-	26,500	11,000	-	11,000
Other	1,363	-	1,363	2,953	-	2,953
Total debt	160,988	(726)	160,262	154,578	(1,049)	153,529
Less: Current portion of long-term debt (1)	9,224	(422)	8,802	11,422	(423)	10,999
Long-term debt, net of current portion	$151,764	$(304)	$151,460	$143,156	$(626)	$142,530

(1)	The long-term portion is included as part of Other Long-Term Liabilities in the Consolidated Balance Sheet.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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

As of September 30, 2025, $133.1 million was outstanding on the Term Facility while $26.5 million was outstanding under the Revolving Facility resulting in $148.5 million of credit availability. As of September 30, 2025, the Company was in compliance with all of the covenants contained in the Credit Agreement.

The interest rate on the Company’s Senior Credit Facilities was 5.0% for the three months ended September 30, 2025, and 4.7% for the three months ended September 30, 2024, with an all-in effective interest rate, including all associated costs, of 5.7% and 5.4% over the same periods, respectively. The all-in effective interest rate on the Company’s Senior Credit Facilities for the nine months ended September 30, 2025 was 5.6% and 5.4% for the nine months ended September 30, 2024.

The Company generally enters into various notes payable as a means of financing acquisitions. As of September 30, 2025, the Company’s remaining outstanding balance on these notes amounted to $1.4 million, of which less than $0.1 million is due in 2025, $0.9 million is due in 2026, and $0.5 million is due in 2027. Notes are generally payable in equal annual installments of principal over two years plus any accrued and unpaid interest. Interest accrues at various interest rates ranging from 4.5% to 8.5% per annum.

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

Interest Rate Swap

In May 2022, the Company entered into an interest rate swap agreement, effective on June 30, 2022, with Bank of America, N.A, which had a $150 million notional value, and a maturity date of June 30, 2027. Beginning in July 2022, the Company receives 1-month SOFR, and pays a fixed rate of interest of 2.815% on 1-month SOFR. The total interest rate in any period also includes an applicable margin based on the Company’s consolidated leverage ratio. In connection with the swap, no cash was exchanged between the Company and the counterparty.

The Company designated its interest rate swap as a cash flow hedge and structured it to be highly effective. Consequently, unrealized gains and losses related to the fair value of the interest rate swap are recorded to accumulated other comprehensive income (loss), net of tax.

The impact of the Company’s derivative instruments on the accompanying Consolidated Statements of Comprehensive Income is presented in the table below.

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(In thousands)
Net income	$17,642	$9,777	$48,830	$33,106
Other comprehensive (loss) gain:
Unrealized (loss) gain on cash flow hedge	(360)	(3,687)	(2,489)	(1,937)
Tax effect at statutory rate (federal and state)	92	942	636	495
Comprehensive income	17,374	7,032	46,977	31,664

Comprehensive income attributable to non-controlling interest	(4,504)	(3,149)	(13,400)	(10,926)
Comprehensive income attributable to USPH shareholders	$12,870	$3,883	$33,577	$20,738

The valuations of the Company’s interest rate derivatives are measured as the present value of all expected future cash flows based on SOFR-based yield curves. The present value calculation uses discount rates that have been adjusted to reflect the credit quality of the Company and its counterparty which is a Level 2 fair value measurement.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The carrying and fair value of the Company’s interest rate derivatives (included in other current assets and other assets) were as follows.

	September 30, 2025	December 31, 2024
	(In thousands)
Other current assets	$1,008	$1,752
Other assets	261	2,006
	$1,269	$3,758

11. Leases

The Company has operating leases for its corporate offices and operating facilities. The Company determines if an arrangement is a lease at the inception of a contract. Right-of-use assets represent the Company’s right to use an underlying asset during the lease term and operating lease liabilities represent net present value of the Company’s obligation to make lease payments arising from the lease. Right-of-use assets and operating lease liabilities are recognized at commencement date based on the net present value of the fixed lease payments over the lease term. The Company’s operating lease terms are generally five years or less. The Company’s lease terms include options to extend or terminate the lease when it is reasonably certain that the option will be exercised. As most of the Company’s operating leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Operating fixed lease expense is recognized on a straight-line basis over the lease term. Variable lease payment amounts that cannot be determined at the commencement of the lease such as increases in lease payments based on changes in index rates or usage are not included in the right-of-use assets or operating lease liabilities. These are expensed as incurred and recorded as variable lease expense. These variable lease payment amounts include, but are not limited to, taxes, insurance, utilities, common area maintenance, and other operating costs.

The components of lease expense were as follows.

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(In thousands)
Operating lease cost	$12,350	$10,362	$36,124	$30,578
Short-term lease cost	277	323	701	851
Variable lease cost	2,544	2,552	7,742	7,732
Sublease income	(109)	(121)	(326)	(369)
Total lease cost	$15,062	$13,116	$44,241	$38,792

Lease costs are reflected in the consolidated statement of net income in the line item – rent, supplies, contract labor and other.

The supplemental cash flow information related to leases was as follows.

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(In thousands)

Cash paid for amounts included in the measurement of operating lease liabilities	$12,417	$10,637	$36,496	$31,539

Right-of-use assets obtained in exchange for new operating lease liabilities	$13,512	$9,945	$39,467	$30,573

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The aggregate future lease payments for operating leases as of September 30, 2025, were as follows.

Amount
Fiscal Year	(In thousands)
2025 (excluding the nine months ended September 30, 2025)	$12,552
2026	45,999
2027	36,658
2028	26,229
2029 and thereafter	44,438
Total lease payments	$165,876
Less: imputed interest	17,738
Total operating lease liabilities	$148,138

Average lease terms and discount rates were as follows.

	September 30, 2025	September 30, 2024
Weighted-average remaining lease term - Operating leases	4.6 years	3.9 years

Weighted-average discount rate - Operating leases	5.0%	4.5%

The Company leases certain properties from Michael G. Mayrsohn (lessor), who is the President of Metro. Mr. Mayrsohn was also elected to the Board of Directors by the Company’s shareholders as of May 20, 2025. The two leases are classified as operating leases that expire on April 30, 2030, and December 31, 2031. For the nine months ended September 30, 2025, the Company paid a total of $0.4 million of lease payments to Mr. Mayrsohn. Metro has made leasehold improvements valued at $0.3 million as of September 30, 2025. The total of minimum future rental payments under these related party lease agreements is $2.8 million as of September 30, 2025.

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

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(In thousands)		(In thousands)
Net revenue:
Physical therapy operations	$168,110	$142,714	$492,810	$420,625
Industrial injury prevention services	29,022	25,319	85,454	70,273
Total Company	$197,132	$168,033	$578,264	$490,898

Operating Costs:
Salaries and related costs:
Physical therapy operations	$98,237	$84,160	$287,489	$245,387
Industrial injury prevention services	18,382	15,675	54,167	44,513
Total salaries and related costs	$116,619	$99,835	$341,656	$289,900
Rent supplies, contract labor and other:
Physical therapy operations	$32,026	$26,047	$91,939	$78,022
Industrial injury prevention services	4,089	3,709	12,147	10,082
Total rent, supplies, contract labor and other	$36,115	$29,756	$104,086	$88,104
Depreciation and amortization:
Physical therapy operations	$4,665	$3,355	$14,383	$10,213
Industrial injury prevention services	830	803	2,393	2,113
Total depreciation and amortization	$5,495	$4,158	$16,776	$12,326
Provision for credit losses:
Physical therapy operations	$2,031	$1,721	$5,853	$5,065
Industrial injury prevention services	42	-	63	-
Total provision for credit losses	$2,073	$1,721	$5,916	$5,065
(Gain) loss on clinic closures - lease and other:
Physical therapy operations	$(42)	$3,432	$269	$4,109
Industrial injury prevention services	-	-	-	-
Total clinic closure costs	$(42)	$3,432	$269	$4,109
Total Company	$160,260	$138,902	$468,703	$399,504

Gross profit:
Physical therapy operations	$31,193	$23,999	$92,877	$77,829
Industrial injury prevention services	5,679	5,132	16,684	13,565
Total Company	$36,872	$29,131	$109,561	$91,394

Unallocated amounts
Corporate office costs	$17,414	$14,385	$51,135	$42,719
Interest expense, debt and other	2,408	2,018	7,109	5,966
Interest income from investments	(33)	(1,018)	(85)	(3,635)
(Gain) loss on change in fair value of contingent earn-out consideration	(5,872)	1,899	(11,484)	5,332
Change in revaluation of put-right liability	663	(168)	1,406	136
Equity in earnings of unconsolidated affiliate	(361)	(231)	(1,155)	(750)
Loss on sale of a partnership	-	-	123	-
Other	(222)	(90)	(344)	(261)
Total unallocated amounts	$13,997	$16,795	$46,705	$49,507
Income before taxes	$22,875	$12,336	$62,856	$41,887

	September 30, 2025	December 31, 2024
Assets:
Goodwill:
Physical therapy operations	$602,460	$579,046
Industrial injury prevention services	87,952	88,106
Total goodwill	$690,412	$667,152
All other assets:
Physical therapy operations	427,491	$415,039
Industrial injury prevention services	78,367	85,276
Total all other assets	505,858	500,315
Total Assets	$1,196,270	$1,167,467

Amortization of certain intangible assets was reallocated between the physical therapy operations and IIP segments. Prior year amounts were reallocated to conform with current year presentation.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
13. Investment in Unconsolidated Affiliate

Through one of its subsidiaries, the Company has a 49% joint venture interest in a company which provides physical therapy services for patients at hospitals. Since the Company is deemed to not have a controlling interest in the company, the Company’s investment is accounted for using the equity method of accounting. The investment balance of this joint venture as of September 30, 2025, is $12.3 million and the earnings amounted to approximately $0.4 million and $1.2 million for the three and nine months ended September 30, 2025, respectively. Earnings were $0.2 million and $0.8 million for the three and nine months ended September 30, 2024, respectively.

14. Subsequent Events

The Company’s Board of Directors declared a quarterly dividend of $0.45 per share payable on December 12, 2025, to shareholders of record on November 17, 2025.

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

During the nine months ended September 30, 2025, and for the year ended December 31, 2024, we completed the acquisitions of clinic practices and IIP businesses detailed below:

Acquisition	Date	% Interest Acquired	Number of Clinics
July 2025 Acquisition	July 31, 2025	60%	3
April 2025 Acquisition	April 30, 2025	40%*	**
February 2025 Acquisition	February 28, 2025	65%	3
November 2024 Acquisition	November 30, 2024	75%	8
October 2024 Acquisition	October 31, 2024	50%	50
August 2024 Acquisition	August 31, 2024	70%	8
April 2024 Acquisition	April 30, 2024	***	****
March 2024 Acquisition	March 29, 2024	50%	9

* On April 30, 2025, the Company acquired an outpatient home care practice that provides speech and occupational therapy through its 50% owned subsidiary MSO Metro LLC. ("Metro"). After the transaction, the Company's ownership interest is 40%, the local partners have an ownership interest of 40% and the practice's preacquisition owners have a 20% ownership interest.
** Home-care business
*** On April 30, 2024, one of our primary IIP businesses, Briotix Health Limited Partnership, acquired 100% of an IIP business.
****  IIP business

The following table provides a roll forward of our clinic count for the periods presented.

Clinic Count Roll Forward (1)

	2025			2024
	Owned	Managed	Total	Owned	Managed	Total
Number of clinics, beginning of period	722	39	761	671	43	714
Q1 additions	14	-	14	14	-	14
Q1 closed or sold	(7)	(2)	(9)	(6)	(2)	(8)
Number of clinics, end of period	729	37	766	679	41	720
Q2 additions	6	-	6	7	-	7
Q2 closed or sold	(3)	(1)	(4)	(5)	-	(5)
Number of clinics, end of period	732	36	768	681	41	722
Q3 additions	16	2	18	12	-	12
Q3 closed or sold	(3)	(4)	(7)	(32)	(2)	(34)
Number of clinics, end of period	745	34	779	661	39	700
Q4 additions				63	-	63
Q4 closed or sold				(2)	-	(2)
Number of clinics, end of period				722	39	761

Year-to-date 2025 and full-year 2024 additions	36	2	38	96	-	96
Year-to-date 2025 and full-year 2024 sold or closed	(13)	(7)	(20)	(45)	(4)	(49)

(1) Excludes the home care business

Our strategy is to continue acquiring multi-clinic outpatient physical therapy practices and home-care physical and speech therapy practices, to develop outpatient physical therapy clinics as satellites in existing partnerships, and to continue acquiring companies that provide industrial injury prevention services.

On July 31, 2025, we acquired a 60% equity interest in a three-clinic practice with the original practice owners retaining a 40% equity interest.

Our Board of Directors declared a quarterly dividend of $0.45 per share payable on December 12, 2025, to shareholders of record on November 17, 2025.

Our Company’s Board of Directors approved a share repurchase program effective August 5, 2025. The program authorizes the repurchase by the Company of up to $25.0 million of its outstanding shares of common stock over the period ending on December 31, 2026.  Under the share repurchase program, shares may be repurchased from time to time in the open market or negotiated transactions at prevailing market rates, or by other means in accordance with federal securities laws. The timing and amount of share repurchases under the share repurchase program, if any, will depend on several factors, including the Company's stock price performance, ongoing capital allocation priorities and general market conditions. During the three and nine months ended September 30, 2025, no shares were repurchased as part of this program.

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

For calendar years 2021, 2022 and 2023, Centers for Medicare and Medicaid Services (“CMS”) expected decreases in Medicare reimbursement were partially offset by one-time increases in payments as a result of other legislation passed by Congress, resulting in decreases of approximately 3.5%, 0.75% and 2.0% in each of these years, respectively.  For January 1 through March 8 of 2024, CMS’s final rule resulted in an approximate 3.5% decrease in Medicare payments for the therapy specialty. However, effective as of March 9, 2024, pursuant to the Consolidated Appropriations Act, 2024, Congress minimized the reduction in Medicare payments for therapy services for the balance of 2024, resulting in an approximate 1.8% reduction in Medicare payments for therapy services (rather than the 3.5% decrease). The MPFS for 2025 decreased Medicare reimbursement for therapy services by approximately 2.9% as compared to the reimbursement rates in effect for most of 2024. For 2026, the proposed MPFS is expected to increase Medicare reimbursement for therapy services by approximately 1.5% as compared to the reimbursement rates for 2025.

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

•	2025 Third Quarter refers to the three months ended September 30, 2025.
•	2024 Third Quarter refers to the three months ended September 30, 2024.
•	2025 Nine Months refers to the nine months ended September 30, 2025.
•	2024 Nine Months refers to the nine months ended September 30, 2024.

Our net income attributable to our shareholders (“USPH Net Income”) was $13.1 million for the 2025 Third Quarter compared to $6.6 million in the 2024 Third Quarter. In accordance with Generally Accepted Accounting Principles (“GAAP”), the revaluation of redeemable noncontrolling interest, net of taxes, is not included in USPH Net Income but is charged directly to retained earnings. However, this change is included in the computation of earnings per share. Earnings per share was $0.48 and $0.39 in 2025 Third Quarter and 2024 Third Quarter, respectively.

USPH Net Income was $35.4 million for the 2025 Nine Months as compared to $22.2 million for the 2024 Nine Months while earnings per share was $1.85 for the 2025 Nine Months compared to $1.32 for the 2024 Nine Months.

The following table provides a calculation of earnings per share.

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Earnings per Share	(In thousands, except per share data)		(In thousands, except per share data)
Computation of earnings per share - USPH shareholders:
Net income attributable to USPH shareholders	$13,138	$6,628	$35,430	$22,180
Charges to retained earnings:
Revaluation of redeemable non-controlling interest	(7,918)	(1,097)	(9,821)	(3,158)
Tax effect at statutory rate (federal and state)	2,023	280	2,509	807
	$7,243	$5,811	$28,118	$19,829

Earnings per share (basic and diluted)	$0.48	$0.39	$1.85	$1.32

Shares used in computation:
Basic and diluted earnings per share - weighted-average shares	15,204	15,077	15,178	15,055

Non-GAAP Measures

The following tables provide details of the basic and diluted earnings per share computation and reconcile net income attributable to our shareholders calculated in accordance with GAAP to Adjusted EBITDA and Operating Results. The tables also provide a reconciliation of additional non-GAAP measures to the most comparable GAAP measure. We believe providing Adjusted EBITDA and Operating Results to investors is useful for comparing our period-to-period results as well as for comparing them with other similar businesses since most do not have redeemable instruments and therefore have different equity structures. We use Adjusted EBITDA and Operating Results, which eliminate certain items described above that can be subject to volatility and unusual costs, as the principal measures to evaluate and monitor financial performance period over period.

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

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(In thousands, except per share data)
Adjusted EBITDA (a non-GAAP measure)
Net income attributable to USPH shareholders	$13,138	$6,628	$35,430	$22,180
Adjustments:
Provision for income taxes	5,233	2,559	14,026	8,781
Depreciation and amortization	5,832	4,387	17,756	12,996
Interest expense, debt and other, net	2,408	2,018	7,109	5,966
Equity-based awards compensation expense	2,263	1,921	6,151	5,837
Interest income from investments	(33)	(1,018)	(85)	(3,635)
Change in revaluation of put-right liability	663	(168)	1,406	136
(Gain) loss on change in fair value of contingent earn-out consideration	(5,872)	1,899	(11,484)	5,332
Clinic closure costs (1)	(42)	3,432	269	4,109
Business acquisition related costs (2)	70	314	870	314
ERP implementation costs (3)	664	-	885	-
Loss on sale of a partnership	-	-	123	-
Other income	(222)	(90)	(344)	(261)
Allocation to non-controlling interests	(247)	(811)	(1,856)	(1,789)
	$23,855	$21,071	$70,256	$59,966

Operating Results (a non-GAAP measure)
Net income attributable to USPH shareholders	$13,138	$6,628	$35,430	$22,180
Adjustments:
(Gain) loss on change in fair value of contingent earn-out consideration	(5,872)	1,899	(11,484)	5,332
Change in revaluation of put-right liability	663	(168)	1,406	136
Clinic closure costs (1)	(42)	3,432	269	4,109
Business acquisition related costs (2)	70	314	870	314
ERP implementation costs (3)	664	-	885	-
Loss on sale of a partnership	-	-	123	-
Allocation to non-controlling interests	397	(429)	279	(513)
Tax effect at statutory rate (federal and state)	1,053	(1,290)	1,955	(2,396)
	$10,071	$10,386	$29,733	$29,162

Operating Results per share (a non-GAAP measure)	$0.66	$0.69	$1.96	$1.94

1)	Costs associated with the closure of 13 owned clinics during the 2025 Nine Months and 43 owned clinics in the 2024 Nine Months. See Clinic Count Roll Forward on page 36 for additional information.
2)	Primarily consists of retention bonuses and legal and consulting expenses related to the acquisition of equity interests in certain partnerships.
3)	Consists of costs related to a one-time financial and human resources systems upgrade.

A reconciliation of additional non-GAAP measures to the most comparable GAAP measures are presented in the tables below.

	Three Months Ended			Three Months Ended
	September 30, 2025			September 30, 2024
	Reported (GAAP)	Adjustments (1)	Adjusted (Non-GAAP)	Reported (GAAP)	Adjustments (1)	Adjusted (Non-GAAP)
	(in thousands, except percentages)
Segment information - Physical Therapy Operations

Salaries and related costs (2)	$96,470	$8	$96,478	$82,281	$-	$82,281
Operating costs (2)(3)	$134,979	$50	$135,029	$116,698	$(3,432)	$113,266
Gross profit	$31,193	$(50)	$31,143	$23,999	$3,432	$27,431
Gross profit margin	18.6%	*	18.6%	16.8%	*	19.2%
Number of visits	1,554,207		1,554,207	1,317,051		1,317,051
Salaries and related costs per visit (2)	$62.07	*	$62.07	$62.47	$-	$62.47
Operating costs per visit (2)(3)	$86.85	$0.03	$86.88	$88.61	$(2.61)	$86.00

	Nine Months Ended			Nine Months Ended
	September 30, 2025			September 30, 2024
	Reported (GAAP)	Adjustments (1)	Adjusted (Non-GAAP)	Reported (GAAP)	Adjustments (1)	Adjusted (Non-GAAP)
	(in thousands, except percentages)
Segment information - Physical Therapy Operations

Salaries and related costs (2)	$282,146	$(286)	$281,860	$239,829	$-	$239,829
Operating costs (2)(3)	$394,060	$(555)	$393,505	$336,917	$(4,109)	$332,808
Gross profit	$92,877	$555	$93,432	$77,830	$4,109	$81,939
Gross profit margin	18.8%	*	19.0%	18.5%	*	19.5%
Number of visits	4,556,768		4,556,768	3,920,388		3,920,388
Salaries and related costs per visit (2)	$61.92	$(0.06)	$61.86	$61.17	$-	$61.17
Operating costs per visit (2)(3)	$86.48	$(0.12)	$86.36	$85.94	$(1.05)	$84.89

(1) Certain incentive costs related to the Metro acquisition and gains or losses related to clinic closures, as applicable.
(2) Excludes costs related to management contracts.
(3) Amortization of certain intangible assets was reallocated between the physical therapy operations and IIP segments. Prior year amounts were reallocated to conform with current presentation.
* Not meaningful

Supplemental Financial and Performance Metrics

	Net Rate Per Patient Visit (1)		Patient Visits (1)		Average Visits Per Clinic Per Day(2)
	2025	2024	2025	2024	2025	2024

First quarter	$105.66	$103.37	1,443,805	1,268,002	31.2	29.5
Second quarter	$105.33	$105.05	1,558,756	1,335,335	32.7	30.6
Third quarter	$105.54	$105.65	1,554,207	1,317,051	32.2	30.1
Fourth quarter		$104.73		1,432,801		31.6
Year		$104.71	4,556,768	5,353,189		30.4

(1)	See definition of the metrics above in the Glossary of Terms – Revenue Metrics on pages 37 and 38.
(2)	Excludes home-care visits.

2025 Third Quarter versus 2024 Third Quarter

	Three Months Ended
	September 30, 2025		September 30, 2024		Variance
	Amount	As a % of Net Revenue	Amount	As a % of Net Revenue	Amount	%
	(In thousands, except percentages)

Net patient revenue	$164,024	83.2%	$139,146	82.8%	$24,878	17.9%
Other revenue	33,108	16.8%	28,887	17.2%	4,221	14.6%
Net revenue	197,132	100.0%	168,033	100.0%	29,099	17.3%

Operating Cost:
Salaries and related costs	116,619	59.2%	99,835	59.4%	16,784	16.8%
Rent, supplies, contract labor and other	36,115	18.3%	29,756	17.7%	6,359	21.4%
Depreciation and amortization	5,495	2.8%	4,158	2.5%	1,337	32.2%
Provision for credit losses	2,073	1.1%	1,721	1.0%	352	20.5%
(Gain) loss on clinic closures - lease and other	(42)	0.0%	3,432	2.0%	(3,474)	*
Total operating cost	160,260	81.3%	138,902	82.7%	21,358	15.4%

Gross Profit	36,872	18.7%	29,131	17.3%	7,741	26.6%

Corporate office costs	17,414	8.8%	14,385	8.6%	3,029	21.1%
(Gain) loss on change in fair value of contingent earn-out consideration	(5,872)	(3.0)%	1,899	1.1%	(7,771)	(409.2)%
Operating Income	25,330	12.8%	12,847	7.6%	12,483	97.2%

Other (expense) income:
Interest expense, debt and other	(2,408)	(1.2)%	(2,018)	(1.2)%	(390)	19.3%
Interest income from investments	33	0.0%	1,018	0.6%	(985)	(96.8)%
Change in revaluation of put-right liability	(663)	(0.3)%	168	0.1%	(831)	(494.6)%
Equity in earnings of unconsolidated affiliate	361	0.2%	231	0.1%	130	56.3%
Other	222	0.1%	90	0.1%	132	146.7%
Total other (expense)	(2,455)	(1.2)%	(511)	(0.3)%	(1,944)	380.4%

Income before taxes	22,875	11.6%	12,336	7.3%	10,539	85.4%

Provision for income taxes	5,233	2.7%	2,559	1.5%	2,674	104.5%
Net income	17,642	8.9%	9,777	5.8%	7,865	80.4%

Less: Net income attributable to non-controlling interest:
Redeemable non-controlling interest - temporary equity	(3,790)	(1.9)%	(1,998)	(1.2)%	(1,792)	89.7%
Non-controlling interest - permanent equity	(714)	(0.4)%	(1,151)	(0.7)%	437	(38.0)%
	(4,504)	(2.3)%	(3,149)	(1.9)%	(1,355)	43.0%

Net income attributable to USPH shareholders	$13,138	6.7%	$6,628	3.9%	$6,510	98.2%

* Not meaningful

Total net revenue for the 2025 Third Quarter increased $29.1 million, or 17.3%, to $197.1 million from $168.0 million for the 2024 Third Quarter while operating costs increased $21.4 million, or 15.4%, to $160.3 million from $138.9 million over the same periods, respectively. This increase was due to the increase in visits from the 84 net owned clinics added since the comparable prior year period.

Gross profit increased $7.7 million or 26.6%, to $36.9 million in the 2025 Third Quarter, compared to $29.1 million, for the 2024 Third Quarter.

Adjusted EBITDA, a non- GAAP measure, was $23.9 million for the 2025 Third Quarter, an increase of $2.8 million, or 13.2%, from $21.1 million for the 2024 Third Quarter primarily driven by clinic additions.

Operating Results, a non-GAAP measure, was $10.1 million for the 2025 Third Quarter compared to $10.4 million for the 2024 Third Quarter. On a per share basis, Operating Results was $0.66 for the 2025 Third Quarter compared to $0.69 for the 2024 Third Quarter.

Physical Therapy Operations

	Three Months Ended		Variance
	September 30, 2025	September 30, 2024	$	%
	(In thousands, except percentages)
Revenue related to:
Mature Clinics (1)	$131,831	$131,532	$299	0.2%
Clinic additions (2)	32,051	4,535	27,516	*	(9)
Clinics sold or closed (3)	142	3,079	(2,937)	*	(9)
Net Patient Revenue	164,024	139,146	24,878	17.9%
Other (4)	4,086	3,568	518	14.5%
Total	168,110	142,714	25,396	17.8%
Operating costs (5)(7)	136,917	118,715	18,202	15.3%
Gross profit	$31,193	$23,999	$7,194	30.0%

Financial and operating metrics (not in thousands):
Net rate per patient visit (1)	$105.54	$105.65	$(0.11)	(0.1)%
Patient visits (1)	1,554,207	1,317,051	237,156	18.0%
Average daily visits per clinic (1)	32.2	30.1	2.1	7.0%
Adjusted gross profit margin (4)(5)(6)	18.6%	19.2%
Salaries and related costs per visit (6)(8)	$62.07	$62.47	$(0.40)	(0.6)%
Operating costs per visit (6)(7)(8)	$86.88	$86.00	$0.88	1.0%

(1) See Glossary of Terms - Revenue Metrics for definitions.
(2) Includes 36 owned clinics added during the nine months ended  September 30, 2025, and 96 owned clinics added during the year ended December 31, 2024. See Clinic Count Roll Forward on page 36 for additional information.
(3) Includes 13 owned clinics closed during the nine months ended September 30, 2025 and 45 owned clinics closed during the year ended December 31, 2024. See Clinic Count Roll Forward on page 36 for additional information.
(4) Includes revenues from management contracts.
(5) Includes costs from management contracts.
(6) Excludes $0.1 million of certain incentive costs related to the Metro acquisition and gains or losses related to clinic closures, as applicable. See the reconciliation of non-GAAP measures to the most directly comparable GAAP measure on page 40.
(7) Amortization of certain intangible assets was reallocated between the physical therapy operations and IIP segments.  Prior year amounts were reallocated to conform with current presentation.
(8) Per visit costs exclude management contract costs.
(9) Not meaningful.

Revenues

Net revenue from physical therapy operations increased $25.4 million, or 17.8%, to $168.1 million for the 2025 Third Quarter from $142.7 million for the 2024 Second Quarter. This growth was due to the increase in visits from the 84 net owned clinics added since the comparable prior year period. Net rate per patient visit for the 2025 Third Quarter was $105.54 compared to $105.65 for the 2024 Third Quarter.

Total patient visits were 1,554,207, which includes 30,137 home-care visits, for the 2025 Third Quarter, an 18.0% increase from the 2024 Third Quarter.  Average daily patient visits per clinic, which does not include home-care visits, was 32.2 for the 2025 Third Quarter, a record-high volume per clinic for a third quarter, compared to 30.1 for the 2024 Third Quarter.

Other revenues increased approximately $0.5 million, or 14.5%, to $4.1 million for the 2025 Third Quarter from $3.6 million for the 2024 Third Quarter.

Operating costs
Operating costs from physical therapy operations increased $18.2 million, or 15.3%, to $136.9 million for the 2025 Third Quarter from $118.7 million for the 2024 Third Quarter primarily driven by the 84 net owned clinics added since the comparable prior year period. Excluding certain incentive costs related to the Metro acquisition and gains and losses related to clinic closures for both periods, total operating costs per visit was $86.88 in the 2025 Third Quarter compared to $86.00 in the comparable prior year period. See the reconciliation of non-GAAP measures to the most directly comparable GAAP measure on page 40.

Salaries and related costs, clinics (excluding management contracts) increased to $96.5 million in the 2025 Third Quarter from $82.3 million in the 2024 Third Quarter, an increase of $14.2 million, or 17.2% mostly due to the net clinics added since the comparable prior year period. Excluding certain incentive costs related to the Metro acquisition salaries and related costs per visit decreased to $62.07 for the 2025 Third Quarter from $62.47 for the 2024 Third Quarter. See the reconciliation of non-GAAP measures to the most directly comparable GAAP measure on page 40.

Rent, supplies, contract labor and other costs, related to clinics (excluding management contracts) increased to $31.8 million in the 2025 Third Quarter from $29.3 million in the 2024 Third Quarter, an increase of $2.5 million, or 8.4% mostly due to clinic additions.

Depreciation and amortization related to physical therapy operations increased to $4.6 million in the 2025 Third Quarter from $3.4 million in the 2024 Third Quarter, an increase of $1.3 million, or 39.0%, primarily due to the larger number of clinics in the 2025 Third Quarter compared to the 2024 Third Quarter.

The provision for credit losses was $2.0 million for the 2025 Third Quarter and $1.7 million for the 2024 Third Quarter. As a percentage of net revenues, the provision for credit losses was 1.2% over the same periods.

Gross Profit

Gross profit from physical therapy operations increased $7.2 million or 30.0% to $31.2 million, or 18.6% as a percent of net revenues, for the 2025 Third Quarter as compared to $24.0 million, or 16.8% as a percent of net revenues, for the 2024 Third Quarter. Excluding certain incentive costs related to the Metro acquisition and gains and losses related to clinic closures for both periods, the adjusted gross profit margin (a non-GAAP measure) increased $3.7 million or 13.5% to $31.1 million, or 18.6% as a percent of net revenues, for the 2025 Third Quarter compared to $27.4 million, or 19.2% as a percent of net revenues, for the 2024 third Quarter. See the reconciliation of non-GAAP measures to the more directly comparable GAAP measure provided on page 40 for more information.

Industrial Injury Prevention Services

	Three Months Ended		Variance
	September 30, 2025	September 30, 2024	$	%
	(In thousands, except percentages)
Net revenue	$29,022	$25,319	$3,703	14.6%
Operating costs (1)	23,343	20,187	3,156	15.6%
Gross profit	$5,679	$5,132	$547	10.7%

Gross profit margin	19.6%	20.3%

(1) Amortization of certain intangible assets was reallocated between the physical therapy operations and IIP segments.  Prior year amounts were reallocated to conform with current presentation.

IIP revenue increased $3.7 million, or 14.6%, to $29.0 million for the 2025 Third Quarter as compared to $25.3 million for the 2024 Third Quarter. Gross profit from IIP operations for the 2025 Third Quarter increased $0.5 million, or 10.7%, to $5.7 million from $5.1 million for the 2024 Third Quarter. Gross profit margin from IIP operations was 19.6% for the 2025 Third Quarter compared to 20.3% for the 2024 Third Quarter.

Corporate Office Costs

Corporate office costs increased to $17.4 million for the 2025 Third Quarter from $14.4 million for the 2024 Third Quarter, primarily to support the larger number of clinics, as well as costs associated with acquisition integration and the implementation of a new financial and human resources system. Implementation costs associated with the new financial and human resources system are expected to continue through the end of 2026. As a percentage of net revenue, corporate office costs was 8.8% for the 2025 Third Quarter compared to 8.6% for the 2024 Third Quarter. Excluding the acquisition integration costs and the costs associated with the implementation of the new financial and human resources system of $0.7 million, corporate office costs was 8.5% of net revenue for the 2025 Third Quarter.

Change in fair value of contingent earn-out consideration

We revalued contingent consideration related to certain acquisitions and recognized a net gain (a decrease in the related liabilities) of $5.9 million for the 2025 Third Quarter compared to a net loss (an increase in the related liabilities) of $1.9 million for the 2024 Third Quarter.

Operating Income

Operating income was $25.3 million for the 2025 Third Quarter compared to $12.8 million for the 2024 Third Quarter. Excluding the impact of change in value of contingent consideration as discussed above, operating income increased to $19.5 million for the 2025 Third Quarter from $14.7 million in the 2024 Third Quarter.

Other (Expenses) Income

Interest Expense, Debt and Other

Interest expense increased by $0.4 million to $2.4 million for the 2025 Third Quarter compared to $2.0 million for the 2024 Third Quarter due to a higher average outstanding balance on our revolving credit facility for the 2025 Third Quarter. The interest rate associated with borrowings on our credit facilities was 5.0% for the 2025 Third Quarter and 4.7% for the 2024 Third Quarter, with an all-in-effective interest rate (including all associated costs), of 5.7% and 5.4% over the same periods, respectively.

Interest income from investment

Interest income was less than $0.1 million during the 2025 Third Quarter compared to $1.0 million for the 2024 Third Quarter as the excess cash on the balance sheet at the end of the 2024 Third Quarter has since been deployed to fund acquisitions.

Change in revaluation of put-right liability

We revalued a put-right liability related to the future purchase of an IIP business and recognized a net non-cash expense (an increase in the related liability) of $0.7 million for the 2025 Third Quarter compared to net non-cash gain (a decrease in the related liability) of $0.2 million for the 2024 Third Quarter.

Provision for Income Taxes

The provision for income taxes was $5.2 million for the 2025 Third Quarter compared to $2.6 million during the 2024 Third Quarter while the effective tax rate was 28.5% and 27.9% over the same periods, respectively.

	Three Months Ended
	September 30, 2025	September 30, 2024
	(In thousands, except percentages)
Income before taxes	$22,875	$12,336

Less: Net income attributable to non-controlling interest:
Redeemable non-controlling interest - temporary equity	(3,790)	(1,998)
Non-controlling interest - permanent equity	(714)	(1,151)
	$(4,504)	$(3,149)

Income before taxes less net income attributable to non-controlling interest	$18,371	$9,187

Provision for income taxes	$5,233	$2,559

Effective income tax rate	28.5%	27.9%

Net Income Attributable to Non-controlling Interest

Net income attributable to non-controlling interest (temporary and permanent) was $4.5 million for the 2025 Third Quarter compared to $3.1 million for the 2024 Third Quarter.

2025 Nine Months versus 2024 Nine Months

	Nine Months Ended
	September 30, 2025		September 30, 2024		Variance
	Amount	As a % of Net Revenue	Amount	As a % of Net Revenue	Amount	%
	(In thousands, except percentages)
Net patient revenue	$480,754	83.1%	$410,492	83.6%	$70,262	17.1%
Other revenue	97,510	16.9%	80,406	16.4%	17,104	21.3%
Net revenue	578,264	100.0%	490,898	100.0%	87,366	17.8%

Operating Cost:
Salaries and related costs	341,656	59.1%	289,900	59.1%	51,756	17.9%
Rent, supplies, contract labor and other	104,086	18.0%	88,104	17.9%	15,982	18.1%
Depreciation and amortization	16,776	2.9%	12,326	2.5%	4,450	36.1%
Provision for credit losses	5,916	1.0%	5,065	1.0%	851	16.8%
Loss on clinic closures - lease and other	269	0.0%	4,109	0.8%	(3,840)	(93.5)%
Total operating cost	468,703	81.1%	399,504	81.4%	69,199	17.3%

Gross Profit	109,561	18.9%	91,394	18.6%	18,167	19.9%

Corporate office costs	51,135	8.8%	42,719	8.7%	8,416	19.7%
(Gain) loss on change in fair value of contingent earn-out consideration	(11,484)	(2.0)%	5,332	1.1%	(16,816)	(315.4)%
Operating Income	69,910	12.1%	43,343	8.8%	26,567	61.3%

Other (expense) income:
Interest expense, debt and other	(7,109)	(1.2)%	(5,966)	(1.2)%	(1,143)	19.2%
Interest income from investments	85	0.0%	3,635	0.7%	(3,550)	(97.7)%
Change in revaluation of put-right liability	(1,406)	(0.2)%	(136)	(0.0)%	(1,270)	933.8%
Equity in earnings of unconsolidated affiliate	1,155	0.2%	750	0.2%	405	54.0%
Loss on sale of a partnership	(123)	0.0%	-	0.0%	(123)	*
Other	344	0.1%	261	0.1%	83	31.8%
Total other (expense)	(7,054)	(1.2)%	(1,456)	(0.3)%	(5,598)	384.5%

Income before taxes	62,856	10.9%	41,887	8.5%	20,969	50.1%

Provision for income taxes	14,026	2.4%	8,781	1.8%	5,245	59.7%
Net income	48,830	8.4%	33,106	6.7%	15,724	47.5%

Less: Net income attributable to non-controlling interest:
Redeemable non-controlling interest - temporary equity	(9,716)	(1.7)%	(7,539)	(1.5)%	(2,177)	28.9%
Non-controlling interest - permanent equity	(3,684)	(0.6)%	(3,387)	(0.7)%	(297)	8.8%
	(13,400)	(2.3)%	(10,926)	(2.2)%	(2,474)	22.6%

Net income attributable to USPH shareholders	$35,430	6.1%	$22,180	4.5%	$13,250	59.7%

* Not meaningful

Non-GAAP Adjusted EBITDA increased $10.3 million to $70.3 million for the 2025 Nine Months from $60.0 million for the 2024 Nine Months while non-GAAP Operating Results increased $0.6 million to $29.7 million, or $1.96 per share, for the 2025 Nine Months from $29.2 million, or $1.94 per share, for the 2024 Nine Months.

Total net revenue for the 2025 Nine Months increased $87.4 million, or 17.8%, to $578.3 million from $490.9 million for the 2024 Nine Months while operating costs increased $69.2 million, or 17.3%, to $468.7 million from $399.5 million over the same periods, respectively. Gross profit for the 2025 Nine Months was $109.6 million, or 18.9% of net revenue, compared to $91.4 million for the 2024 Nine Months, or 18.6%, of net revenue.

Physical Therapy Operations

	Nine Months Ended		Variance
	September 30, 2025	September 30, 2024	$	%
	(In thousands, except percentages)
Revenue related to:
Mature Clinics (1)	$391,690	$391,614	$76	0.0%
Clinic additions (2)	88,092	8,182	79,910	*	(9)
Clinics sold or closed (3)	972	10,696	(9,724)	*	(9)
Net Patient Revenue	480,754	410,492	70,262	17.1%
Other (4)	12,056	10,133	1,923	19.0%
Total	492,810	420,625	72,185	17.2%
Operating costs (5)(7)	399,933	342,796	57,137	16.7%
Gross profit	$92,877	$77,829	$15,048	19.3%

Financial and operating metrics (not in thousands):
Net rate per patient visit (1)	$105.50	$104.71	$0.79	0.8%
Patient visits (1)	4,556,768	3,920,388	636,380	16.2%
Average daily visits per clinic (1)	32.0	30.1	1.9	6.3%
Adjusted gross profit margin (4)(5)(6)	19.0%	19.5%
Salaries and related costs per visit (6)(8)	$61.86	$61.17	$0.69	1.1%
Operating costs per visit (6)(7)(8)	$86.36	$84.89	$1.47	1.7%

(1) See Glossary of Terms - Revenue Metrics for definitions.
(2) Includes 36 owned clinics added during the 2025 Nine Months and 96 owned clinics added during the year ended December 31, 2024. See Clinic Count Roll Forward on page 36 for additional information.
(3) Includes 13 owned clinics closed during the 2025 Nine Months and 45 owned clinics closed during the year ended December 31, 2024. See Clinic Count Roll Forward on page 36 for additional information.
(4) Includes revenues from management contracts.
(5) Includes costs from management contracts.
(6) Excludes $0.6 million of certain incentive costs related to Metro acquisition  and gains or losses related to clinic closures, as applicable. See the reconciliation of non-GAAP measures to the most directly comparable GAAP measure on page 40.
(7) Amortization of certain intangible assets was reallocated between the physical therapy operations and IIP segments.  Prior year amounts were reallocated to conform with current presentation.
(8) Per visit costs exclude management contract costs.
(9) Not meaningful.

Revenues

Revenues from physical therapy operations increased $72.2 million, or 17.2%, in the 2025 Nine Months versus the comparable prior year period due to increased volume from the 84 net owned clinics added since the comparable prior year period as well as an increase in net rate per patient visit to $105.50 for the 2025 Nine Months from $104.71 for the 2024 Nine Months.

For the 2025 Nine Months, we had 4,556,768 total patient visits, which includes 81,573 home-care visits, compared to 3,920,388 for the 2024 Nine Months. There were no home-care visits in the 2024 Nine Months.

Other revenues increased approximately $1.9 million, or 19.0%, to $12.1 million for the 2025 Nine Months from $10.1 million for the 2024 Nine Months.

Operating costs

Operating costs from physical therapy operations increased by $57.1 million, or 16.7%, to $399.9 million for the 2025 Nine Months from $342.8 million for the 2024 Nine Months, primarily driven by the 84 net owned clinics added since the comparable prior year period. Operating costs were 81.2% of net revenue for the 2025 Nine Months compared to 81.5% of net revenue for the 2024 Nine Months. Excluding certain incentive costs related to the Metro acquisition and gains and losses related to clinic closures for both periods, total operating costs per visit (excluding management contract) was $86.36 in the 2025 Nine Months compared to $84.89 in the comparable prior year period. See the reconciliation of non-GAAP measures to the most directly comparable GAAP measure on page 40.

Salaries and related costs, clinics (excluding management contracts) increased to $282.1 million in the 2025 Nine Months from $239.8 million in the 2024 Nine Months, an increase of $42.3 million, or 17.6% mostly due to the net clinics added since the comparable prior year period. Excluding certain incentive costs related to the Metro acquisition salaries and related costs per visit decreased to $61.86 for the 2025 Nine Months from $61.17 for the 2024 Nine Months. See the reconciliation of non-GAAP measures to the most directly comparable GAAP measure on page 40.

Rent, supplies, contract labor and other costs, related to clinics (excluding management contracts) increased to $91.7 million in the 2025 Nine Months from $81.8 million in the 2024 Nine Months, an increase of $9.9 million, or 12.1% mostly due to clinic additions.

Depreciation and amortization related to physical therapy operations increased to $14.3 million in 2025 Nine Months from $10.2 million in the 2024 Nine Months, an increase of $4.1 million, or 40.8%, primarily due to the larger number of clinics in the 2025 Nine Months compared to the 2024 Nine Months.

The provision for credit losses was $5.9 million for the 2025 Nine Months and $5.1 million for the 2024 Nine Months. As a percentage of net revenues, the provision for credit losses was 1.2% for both periods.

Gross Profit

Gross profit from physical therapy operations increased $15.0 million or 19.3% to $92.9 million, or 18.8% as a percent of net revenues, for the 2025 Third Quarter as compared to $77.8 million, or 18.5% as a percent of net revenues, for the 2024 Third Quarter. Excluding certain incentive costs related to the Metro acquisition and gains and losses related to clinic closures for both periods, the adjusted gross profit margin (a non-GAAP measure) increased $11.5 million or 14.0% to $93.4 million, or 19.0% as a percent of net revenues for the 2025 Third Quarter compared to $81.9 million, or 19.5% as a percent of net revenues, for the 2024 Third Quarter. See the reconciliation of non-GAAP measures to the more directly comparable GAAP measure provided on page 40 for information.

Industrial Injury Prevention Services

	Nine Months Ended		Variance
	September 30, 2025	September 30, 2024	$	%
	(In thousands, except percentages)
Net revenue	$85,454	$70,273	$15,181	21.6%
Operating costs (1)	68,770	56,708	12,062	21.3%
Gross profit	$16,684	$13,565	$3,119	23.0%

Gross profit margin	19.5%	19.3%

(1) Amortization of certain intangible assets was reallocated between the physical therapy operations and IIP segments.  Prior year amounts were reallocated to conform with current presentation.

Revenues from IIP increased $15.2 million, or 21.6%, from $70.3 million for the 2024 Nine Months to $85.5 million for the 2025 Nine Months.  Gross profit from IIP operations increased $3.1 million, or 23.0%, from $13.6 million to $16.7 million for the 2025 Nine Months. The gross profit margin from IIP operations was 19.5% for the 2025 Nine Months compared to 19.3% for the 2024 Nine Months. Excluding the IIP acquisition made in April 2024, IIP revenue increased by $10.5 million or 16.0% in the 2025 Nine Months and gross profit margin increased $2.0 million or 16.1% in the 2025 Nine Months over the comparable prior year period.

Corporate Office Costs

Corporate office costs were $51.1 million for the 2025 Nine Months, compared to $42.7 million for the 2024 Nine Months.  As a percentage of net revenue, corporate office costs were 8.8% and 8.7% over the same periods, respectively. Excluding the acquisition integration costs and the costs associated with the implementation of the new financial and human resources system of $1.8 million, corporate office costs was 8.5% of net revenue for the 2025 Nine Months.

Change in fair value of contingent earn-out consideration

We revalued contingent consideration related to certain acquisitions and recognized a net gain (a decrease in the related liabilities) of $11.5 million for the 2025 Nine Months compared to a net loss of $5.3 million for the 2024 Nine Months (an increase in the related liabilities).

Operating Income

Operating income was $69.9 million for the 2025 Nine Months compared to $43.3 million for the 2024 Nine Months. Excluding the impact of change in value of contingent consideration discussed above, operating income increased to $58.4 million for the 2025 Nine Months from $48.7 million for the 2024 Nine Months, an increase of 20.0%.

Other (Expenses) Income

Interest Expense, Debt and Other

Interest expense increased by $1.1 million to $7.1 million for the 2025 Nine Months compared to $6.0 million for the 2024 Nine Months, primarily due to higher interest expense as a result of increased borrowings and lower interest income as the cash on the balance sheet during the 2024 Nine Months has been deployed to fund acquisitions since that time.

The interest rate associated with borrowings on our credit facilities was 5.0% for the 2025 Nine Months and 4.7% for the 2024 Nine Months, with an all-in-effective interest rate (including all associated costs), of 5.6% and 5.4% over the same periods, respectively.

Interest income from investment

Interest income was less than $0.1 million during the 2025 Nine Months compared to $3.6 million for the 2024 Nine Months as the excess cash on the balance sheet at the end of the 2024 Nine Months has since been deployed to fund acquisitions.

Change in revaluation of put-right liability

We revalued a put-right liability related to the future purchase of an IIP business and recognized a net non-cash expense (an increase in the related liability) of $1.4 million for the 2025 Nine Months compared to $0.1 million for the 2024 Nine Months (an increase in the related liability).

Provision for Income Taxes

The provision for income tax was $14.0 million for the 2025 Nine Months and $8.8 million for the 2024 Nine Months.  The effective tax rate was 28.4% over the same periods.

	Nine Months Ended
	September 30, 2025	September 30, 2024
	(In thousands, except percentages)
Income before taxes	$62,856	$41,887

Less: Net income attributable to non-controlling interest:
Redeemable non-controlling interest - temporary equity	(9,716)	(7,539)
Non-controlling interest - permanent equity	(3,684)	(3,387)
	$(13,400)	$(10,926)

Income before taxes less net income attributable to non-controlling interest	$49,456	$30,961

Provision for income taxes	$14,026	$8,781

Effective income tax rate	28.4%	28.4%

Net Income Attributable to Non-controlling Interest

Net income attributable to non-controlling interest (temporary and permanent) was $13.4 million for the 2025 Nine Months compared to $10.9 million for the 2024 Nine Months.

LIQUIDITY AND CAPITAL RESOURCES

We believe that our business has sufficient cash to allow us to meet our short-term cash requirements. Total cash and cash equivalents were $31.1 million as of September 30, 2025, compared to $41.4 million as of December 31, 2024. Additionally, we had $159.6 million of outstanding borrowings and $148.5 million in available credit under our credit facilities as of September 30, 2025, compared to $151.6 million of outstanding borrowings and $164.0 million in available credit under our credit facilities as of December 31, 2024.

We believe that our cash and cash equivalents and availability under our Senior Credit Facilities are sufficient to fund the working capital needs of our operating subsidiaries through at least September 30, 2026.

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

We make reasonable and appropriate efforts to collect accounts receivable, including applicable deductible and co-payment amounts. Claims are submitted to payors daily, weekly or monthly in accordance with our policy or payor’s requirements. When possible, we submit our claims electronically. The collection process is time-consuming and typically involves the submission of claims to multiple payors whose payment of claims may be dependent upon the payment of another payor. Claims under litigation and vehicular incidents can take a year or longer to collect. Medicare and other payor claims relating to new clinics awaiting CMS approval initially may not be submitted for six months or more. When all reasonable internal collection efforts have been exhausted, accounts are written off prior to sending them to outside collection firms. With managed care, commercial health plans and self-pay payor type receivables, the write-off generally occurs after the account receivable has been outstanding for 120 days or longer.  As of September 30, 2025, we have accrued $7.8 million related to credit balances, a portion of which is due to patients and payors.

Cash Flow

A summary of our operating, investing and financing activities is discussed below.

	Nine Months Ended
	September 30, 2025	September 30, 2024
	(In thousands)
Net cash provided by operating activities	$50,126	$55,531
Net cash (used in) investing activities	(31,269)	(54,597)
Net cash (used in) financing activities	(29,117)	(36,800)

Operating Activities

Cash provided by operating activities was $50.1 million for the 2025 Nine Months as compared to $55.5 million for the 2024 Nine Months. The decrease in cash provided by operating activities is related to the increase in accounts receivable as a result of higher net revenue and timing of receivable collections, a decrease in accounts payable and accrued expenses as well as an increase in other assets mostly related to an income tax receivable.  These decreases were partially offset by higher net income.

Investing Activities

Cash used in investing activities for the 2025 Nine Months totaled $31.3 million and primarily consisted of $24.0 million used in the purchase of interests in businesses and non-controlling interests (temporary and permanent), and $10.1 million of fixed assets purchases.  These uses were partially offset by $0.7 million in proceeds from the sale of a partnership, and $1.1 million of distributions received from an unconsolidated affiliate. Cash used in investing activities in the 2024 Nine Months was $54.6 million.

Financing Activities

Cash used in financing activities for the 2025 Nine Months totaled $29.1 million and primarily comprised of $146.5 million in proceeds from our Revolving Facility (as defined below), $14.6 million in distributions to non-controlling interests (temporary and permanent), $20.5 million in cash dividends paid to shareholders and payments of $9.5 million related to notes payable and the Term Facility. Cash used in financing activities in the 2024 Nine Months was $36.8 million.

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

As of September 30, 2025, we were in compliance with all of the covenants contained in the Credit Agreement.

Our obligations under the Credit Agreement are guaranteed by our wholly owned material domestic subsidiaries (each, a “Guarantor”), and our obligations and any Guarantors are secured by a perfected first priority security interest in substantially all of our existing and future personal property and each Guarantor, subject to certain exceptions.

As of September 30, 2025, $132.4 million (net of unamortized debt issuance costs of $0.7 million) was outstanding on the Term Facility while $26.5 million was outstanding under the Revolving Facility resulting in $148.5 million of credit availability on the Revolving Facility. The interest rate on the Senior Credit Facilities was 5.0% for the 2025 Third Quarter and 4.7% for the 2024 Third Quarter, with an all-in effective interest rate (including all associated costs), of 5.7% and 5.4% over the same periods, respectively. The interest rate on our Senior Credit Facilities was 5.0% for the 2025 Nine Months and 4.7% for the 2024 Nine Months, with an all-in effective interest rate, including all associated costs, of 5.6% and 5.4% over the same periods, respectively.

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

As of September 30, 2025, the fair value of the interest rate swap was $1.3 million, a decrease of $1.9 million, net of a $0.6 million income tax effect, as compared to December 31, 2024. The fair value of the interest rate swap is included in Other assets (current and long term) in our consolidated balance sheet while the changes in fair value are presented as an unrealized loss or gain in our unaudited consolidated statements of comprehensive income. The interest rate swap arrangement has generated $1.6 million in interest savings for the 2025 Nine Months.

The average interest rate for our Senior Credit Facilities, net of the savings from the swap, was 5.0% in both the 2025 Third Quarter and the 2025 Nine Months, compared to 4.7% in both the 2024 Third Quarter and the 2024 Nine Months.

Notes Payable and Deferred Payments Related to Acquisitions

We generally enter into various notes payable as a means of financing our acquisitions. Our present outstanding notes payable primarily relate to the acquisitions of a business or acquisitions of majority interests in such businesses. At September 30, 2025, our remaining outstanding balance on these notes aggregated $1.4 million, of which less than $0.1 million is payable in 2025, $0.9 million is payable in 2026 and $0.5 is payable in 2027. Notes are generally payable in equal annual installments of principal over two years plus any accrued and unpaid interest. Interest accrues at various interest rates ranging from 4.5% to 8.5% per annum.

On September 30, 2025, together with a local partner, we acquired a 100% equity interest in a two-clinic practice for a purchase price of $0.4 million, which was paid in cash. As part of this transaction, we agreed to additional consideration if future objectives are met. The contingent consideration was valued at less than $0.1 million as of September 30, 2025.

On July 31, 2025, we acquired a 60% equity interest in a three-clinic practice with the practice owners retaining a 40% equity interest. The purchase price for the 60% equity interest was approximately $7.6 million, of which $7.3 million was paid in cash and $0.3 million in the form of a note payable. The note accrues interest at 5.0% per annum and the principal and interest is payable on July 31, 2027. As part of this transaction, we agreed to additional consideration if future operational objectives are met. The contingent consideration was valued at $2.6 million as of September 30, 2025.

On April 30, 2025, we acquired an outpatient home-care physical and speech therapy practice through our 50%-owned subsidiary, Metro. After the transaction, our ownership interest is 40%, our local partners have an partnership interest of 40% and the practice’s pre-acquisition owners have a 20% ownership interest. The purchase price for the 80% equity interest was approximately $2.3 million which was paid in cash.  As part of this transaction, we agreed to additional consideration if future operational objectives are met. The maximum amount of additional contingent consideration due under this agreement is $1.8 million. The contingent consideration was valued at $1.0 million as of September 30, 2025.

On February 28, 2025, we acquired 65% interest in a physical therapy practice with three clinic locations. The prior owners retained a 35% ownership interest. The purchase price for the 65% interest was approximately $3.8 million which was paid in cash. As part of this transaction, we agreed to additional consideration if future operational objectives are met. The maximum amount of additional contingent consideration due under this agreement is $1.3 million.  The contingent consideration was valued at $0.3 million as of September 30, 2025.

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

On October 31, 2024, we acquired a 50% interest in Metro pursuant to an Equity Interest Purchase Agreement (the “Purchase Agreement”) dated October 7, 2024 among U.S. Physical Therapy, Ltd. (a subsidiary of the Company), Metro, the members of Metro, and Michael G. Mayrsohn, as Sellers’ Representative.  We also became the managing member of Metro. We paid a purchase price of approximately $76.5 million, $75.0 million of which was funded by our cash on hand and the remaining $1.5 million through the issuance of 18,358 shares of the Company’s common stock based on a trailing five-day average as of the day immediately prior to closing. The shares of the Company’s common stock were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act. The Purchase Agreement also included an earnout where the sellers can earn up to $20.0 million of additional consideration if certain performance criteria relating to the Metro business are achieved. The value of the contingent consideration at September 30, 2025, was $2.5 million.

On August 31, 2024, we acquired a 70% equity interest in an eight-clinic practice physical therapy and the original practice owners retained a 30% equity interest. The purchase price for the 70% equity interest was approximately $2.0 million. As part of the transaction, we agreed to additional contingent consideration if future operational and financial objectives are met. The maximum amount of additional contingent consideration due under this agreement is $3.6 million.  The contingent consideration was valued at $0.5 million on September 30, 2025.

On April 30, 2024, we acquired 100% of an IIP business through one of its primary IIP businesses, Briotix Health Limited Partnership, for a purchase price of approximately $24.0 million, of which $0.5 million was in the form of a note payable. The note accrued interest at 5.0% per annum and the principal and the interest was paid as of the Third Quarter 2025. As part of the transaction, we agreed to additional contingent consideration if future operational objectives are met by the business. The maximum amount of additional contingent consideration due under this agreement is $10.0 million. In August 2025, we paid $1.9 million in full settlement of the contingent consideration. As of September 30, 2025, no further amounts are payable related to the April 2024 Acquisition.

On March 29, 2024, we acquired a 50% equity interest in a nine-clinic physical therapy and hand therapy practice. The original owners of the practice retained the remaining 50%. The purchase price for the 50% equity interest was approximately $16.4 million, of which $0.5 million was in the form of a note payable. The note accrues interest at 4.5% per annum and the principal and the interest are payable on March 29, 2026. As part of the transaction, we agreed to additional contingent consideration if future operational and financial objectives are met. There is no maximum payout. The contingent consideration was valued at $2.5 million on September 30, 2025.

Redeemable Non-Controlling Interest

Certain limited partnership agreements and limited liability company agreements, as amended, provide that, upon the triggering events, we have a call right, and the selling entity or individual has a put right for the purchase and sale of the limited partnership interest held by the partner. Once triggered, the put right and the call right do not expire, even upon an individual partner’s death, and contain no mandatory redemption feature. The purchase price of the partner’s limited partnership interest upon the exercise of either the put right or the call right is calculated per the terms of the respective agreements and classified as redeemable non-controlling interest (temporary equity) in our consolidated balance sheets. The fair value of the redeemable non-controlling interests on September 30, 2025, was $277.7 million.

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

We maintain an interest rate swap arrangement which is considered a derivative instrument. Our indebtedness as of September 30, 2025, was the outstanding balance of seller notes from our acquisitions of $1.4 million, and an outstanding balance on our term note related to the Credit Agreement of $159.6 million. The Revolving Facility within our Senior Credit Facilities has a balance of $26.5 million as of September 30, 2025, and is subject to fluctuating interest rates. A 1% change in the interest rate would yield $0.3 million in interest expense on the Senior Credit Facilities because of the interest rate swap described above. See Note 9 to our consolidated financial statements included in Item 1.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the nine months ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
None.

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

U.S. PHYSICAL THERAPY, INC.

Date: November 7, 2025	By:	/s/ Carey Hendrickson
Carey Hendrickson
Chief Financial Officer
(Principal Financial and Accounting Officer)