Form 10-K
period 2025-12-31
U S PHYSICAL THERAPY INC /NV
filed 2026-02-27
CIK 885978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

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

The aggregate market value of the shares of the registrant’s common stock held by non-affiliates of the registrant at June 30, 2025, was $736.6 million based on the closing sale price reported on the NYSE for the registrant’s common stock on June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter. For the purposes of this computation, all executive officers, directors and 5% or greater beneficial owners of the registrant were deemed to be affiliates. Such determination should not be deemed an admission that such executive officers, directors and beneficial owners are, in fact, affiliates of the registrant.

As of February 23, 2026, the number of shares outstanding of the registrant’s common stock, par value $.01 per share, was 15,122,562.

DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT	PART OF FORM 10-K

Portions of Definitive Proxy Statement for the 2025 Annual Meeting of Shareholders	Part III

FORWARD-LOOKING STATEMENTS

We make statements in this report that are considered forward-looking statements within the meaning given such term under Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements contain forward-looking information relating to the financial condition, results of operations, plans, objectives, future performance and business of our Company. These statements (often using words such as “believes”, “expects”, “intends”, “plans”, “appear”, “should” and similar words) involve risks and uncertainties that could cause actual results to differ materially from those we project. Included among such statements, but not limited to, are those relating to opening clinics, availability of personnel and the insurance reimbursement environment. The forward-looking statements are based on our current views and assumptions, and actual results could differ materially from those anticipated in such forward-looking statements as a result of certain risks, uncertainties, and factors, which include, but are not limited to:

•	changes in Medicare rules and guidelines and reimbursement or failure of our clinics to maintain their Medicare certification and/or enrollment status;
•	revenue we receive from Medicare and Medicaid being subject to potential retroactive reduction;
•	changes in reimbursement rates or payment methods from third party payors including government agencies, and changes in the deductibles and co-pays owed by patients;
•	private third-party payors for our services may adopt payment policies that could limit our future revenue and profitability;
•	compliance with federal and state laws and regulations relating to the privacy of individually identifiable patient information, and associated fines and penalties for failure to comply;
•	compliance with state laws and regulations relating to the corporate practice of medicine and fee splitting, and associated fines and penalties for failure to comply;
•
competitive, economic or reimbursement conditions in our markets which may require us to reorganize or close certain clinics and thereby incur losses and/or closure costs including the possible write-down or write-off of goodwill and other intangible assets;

•	the impact of a termination of one or more of the Company’s hospital affiliation arrangements, which could have an adverse impact on revenue and the results of operations;
•	the impact of future public health crises and epidemics/pandemics;
•	certain of our acquisition agreements contain put-rights related to a future purchase of significant equity interests in our subsidiaries or in a separate company;
•	the impact of future vaccinations and/or testing mandates at the federal, state and/or local level, which could have an adverse impact on staffing, revenue, costs and the results of operations;
•	our debt and financial obligations could adversely affect our financial condition, our ability to obtain future financing and our ability to operate our business;
•	changes as the result of government enacted national healthcare reform;
•	the ability to control variable interest entities for which we do not have a direct ownership;
•	business and regulatory conditions including federal and state regulations;
•	governmental and other third party payor inspections, reviews, investigations and audits, which may result in sanctions or reputational harm and increased costs;
•	revenue and earnings expectations;
•	contingent consideration provisions in certain of our acquisition agreements, the value of which may impact future financial results;
•	legal actions, which could subject us to increased operating costs and uninsured liabilities;
•	general economic conditions, including but not limited to inflationary and recessionary periods;
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

•	maintaining adequate internal controls;
•	use of generative artificial intelligence;
•	maintaining necessary insurance coverage;
•	availability, terms, and use of capital; and
•	weather and other seasonal factors.

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

GENERAL

U.S. Physical Therapy, Inc. through its subsidiaries (“we”, “us”, “our”, or the “Company”), operates its business through two reportable business segments. Our physical therapy operations segment consists of physical therapy, speech therapy and occupational therapy clinics and home-care physical and speech therapy practices that provide pre- and post-operative care and treatment for a variety of orthopedic-related disorders, sports-related injuries, and rehabilitation of injured workers. Services provided by the industrial injury prevention services (“IIP”) segment include onsite services for clients’ employees including injury prevention and rehabilitation, performance optimization, post-offer employment testing, functional capacity evaluations and ergonomic assessments. The majority of IIP is contracted with and paid for directly by employers, including a number of Fortune 500 companies. IIP is performed through industrial sports medicine professionals with specialized training related to the musculoskeletal system.

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

Acquisitions of Businesses and Interests

During the last three years, we completed the acquisitions of the following clinic practices and IIP businesses detailed below:

		% Interest	Number of
Acquisition	Date	Acquired	Clinics
July 2025 Acquisition	July 31, 2025	60%	3
April 2025 Acquisition	April 30, 2025	40%*	**
February 2025 Acquisition	February 28, 2025	65%	3
November 2024 Acquisition	November 30, 2024	75%	8
October 2024 Acquisition	October 31, 2024	50%	50
August 2024 Acquisition	August 31, 2024	70%	8
April 2024 Acquisition	April 30, 2024	***	****
March 2024 Acquisition	March 29, 2024	50%	9
October 2023 Acquisition	October 31, 2023	*****	****
September 2023 Acquisition 1	September 29, 2023	70%	4
September 2023 Acquisition 2	September 29, 2023	70%	1
July 2023 Acquisition	July 31, 2023	70%	7
May 2023 Acquisition	May 31, 2023	45%	4
February 2023 Acquisition	February 28, 2023	80%	1

*
On April 30, 2025, the Company acquired an outpatient home care practice that provides speech and occupational therapy through its 50% owned subsidiary MSO Metro LLC. (“Metro”). After the transaction, the Company’s ownership interest is 40%, the local partners have an ownership interest of 40% and the practice’s preacquisition owners have a 20% ownership interest.

**	Home-care business.
***	On April 30, 2024, one of our primary IIP businesses, Briotix Health Limited Partnership, acquired 100% of an IIP business.
****	IIP business
*****	On October 31, 2023, we concurrently acquired 100% of an IIP business and a 55% equity interest in an ergonomics software business (“October 2023 Acquisition”).

Besides the multi-clinic acquisitions referenced in the table above, during 2025, 2024, and 2023 we purchased the assets and businesses of fourteen, eight and nine physical therapy clinics, respectively, which were tucked into larger partnerships in separate transactions.
Our strategy is to continue acquiring outpatient physical therapy practices, develop outpatient physical therapy clinics as satellites in existing partnerships, manage outpatient physical therapy clinics owned by third parties, and continue acquiring companies that provide or serve the Company’s industrial injury prevention services sector.
We repurchased 81,322 of our own shares of common stock for total consideration of $5.6 million on the open market in the three months ended December 31, 2025.
We are in the process of implementing a new enterprise resource planning (“ERP”) system designed to support certain human resources and accounting functions. The implementation is intended to enhance system integration, standardize processes, and improve operational efficiency and reporting capabilities. We expect to continue the phased implementation of the ERP system over time while maintaining existing systems and controls during the transition.

OUR OPERATING SEGMENTS

Our reportable segments include the physical therapy operations segment and the IIP segment. Also included in the physical therapy operations segment are revenues from management contract services and other services, which include services we provide on-site, such as athletic trainers for schools.

Physical Therapy Operations

Our physical therapy operations segment primarily operates through subsidiary clinic partnerships (“Clinic Partnerships”), in which we generally serve as the general partner or managing member of the Clinic Partnerships. Our equity interests generally range from 65% to 75% (with an overall range of 30%-99%) in the Clinic Partnerships.  For the vast majority of the Clinic Partnerships, the managing healthcare practitioner is a physical therapist who owns, directly or indirectly, the remaining limited partnership interest in most of the clinics.

Some of the Clinic Partnerships serve as management services organizations which manage and provide staffing and a variety of administrative services to hospitals, hospital systems and physical therapy provider entities in which we do not have an ownership interest. These Clinic Partnerships similarly are owned collectively by us and one or more physical therapists who are involved in the management of the operations.  To a lesser extent, the Company operates some clinics through wholly-owned subsidiaries (hereinafter referred to as “Wholly-Owned Facilities”). In addition, we have developed satellite clinic facilities as part of existing Clinic Partnerships and Wholly-Owned Facilities, with the result that a substantial number of Clinic Partnerships and Wholly-Owned Facilities operate more than one clinic location.

Our Clinics

We owned and/or managed 780 clinics in 44 states on December 31, 2025. Our highest concentration of clinics is in the following states: Texas, Tennessee, Michigan, New York, Virginia, Oregon, Florida, Pennsylvania, Georgia, Maryland, Idaho, Missouri, Arizona, Alabama, Connecticut, South Carolina, and Wyoming. Included in these clinics, are 34 hospital and/or physician owned physical therapy practices as of December 31, 2025, that we manage through management contracts.  We continue to grow this aspect of our business, as our Clinic Partnerships pursue strategic affiliations with hospitals and hospital systems in their respective local markets.  Pursuant to these contractual arrangements, the Clinic Partnerships provide the hospital providers with a variety of administrative, staffing and management-related services, and in some cases the use of clinic premises and equipment. These arrangements involve one or more fees paid by the hospital provider to the particular Clinic Partnership in return for the performance of such services under those arrangements.

The table that follows presents historical information regarding the number of clinics operated by the Company during the periods indicated.

Clinic Count Roll Forward (1)

	2025			2024
	Owned	Managed	Total	Owned	Managed	Total
Number of clinics, beginning of period	722	39	761	671	43	714
Q1 additions	14	-	14	14	-	14
Q1 closed or sold	(7)	(2)	(9)	(6)	(2)	(8)
Number of clinics, end of period	729	37	766	679	41	720
Q2 additions	6	-	6	7	-	7
Q2 closed or sold	(3)	(1)	(4)	(5)	-	(5)
Number of clinics, end of period	732	36	768	681	41	722
Q3 additions	16	2	18	12	-	12
Q3 closed or sold	(3)	(4)	(7)	(32)	(2)	(34)
Number of clinics, end of period	745	34	779	661	39	700
Q4 additions	11	-	11	63	-	63
Q4 closed or sold	(10)	-	(10)	(2)	-	(2)
Number of clinics, end of period	746	34	780	722	39	761

Year-to-date 2025 and full-year 2024 additions	47	2	49	96	-	96
Year-to-date 2025 and full-year 2024 closed or sold	(23)	(7)	(30)	(45)	(4)	(49)

(1)	Excludes the home care business

Our typical clinic occupies 1,000 to 7,000 square feet of leased space in an office building or shopping center. There are 21 clinics occupying space in the range of over 7,000 square feet to 16,500 square feet. We attempt to lease ground level space for our patients’ ease of access to clinics.
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

Sources of Revenue

Payor sources for physical therapy operations are primarily managed care programs, commercial health insurance, Medicare/Medicaid and workers’ compensation insurance. Commercial health insurance, Medicare and managed care programs generally provide coverage to patients utilizing our clinics after payment by the patients of normal deductibles and co-insurance payments. Workers’ compensation laws generally require employers to provide, directly or indirectly through insurance, costs of medical rehabilitation for their employees from work-related injuries and disabilities and, in some jurisdictions, mandatory vocational rehabilitation, usually without any deductibles, co-payments or cost sharing. Treatments for patients who are parties to personal injury cases are generally paid from the proceeds of settlements with insurance companies or from favorable judgments. If an unfavorable judgment is received, collection efforts are generally not pursued against the patient and the patient’s account is written-off against established reserves. Bad debt reserves relating to all receivable types are regularly reviewed and adjusted as appropriate. With respect to our management and administrative services agreements with hospitals, hospital systems, physicians and physical therapy providers, our revenue comes from the fees that are paid to us by those provider entities, as those entities are responsible for billing and collecting their respective third party payors for those patient care services.

The following table shows our payor mix for the periods presented.

	For the Year Ended
	December 31, 2025		December 31, 2024		December 31, 2023
Payor	Net Patient Revenue	Percentage	Net Patient Revenue	Percentage	Net Patient Revenue	Percentage
	(In thousands, except percentages)
Managed Care Programs/Commercial Health Insurance	$315,275	48.5%	$264,704	47.2%	$244,470	47.5%
Medicare/Medicaid	232,714	35.8%	202,040	36.0%	188,329	36.6%
Workers’ Compensation Insurance	66,024	10.2%	56,524	10.1%	48,834	9.5%
Other	36,416	5.5%	37,285	6.7%	32,923	6.4%
Total	$650,429	100.0%	$560,553	100.0%	$514,556	100.0%

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

Medicare

During the year ended December 31, 2025, approximately 40.1% of our visits and 35.8% of our net patient revenue was from patients with Medicare or Medicaid program coverage. To receive Medicare reimbursement, a facility (Medicare Certified Rehabilitation Agency) or the individual therapist (Physical/Occupational Therapist in Private Practice) must meet applicable participation conditions set by the Department of Health and Human Services (“HHS”) relating to the type of facility, equipment, recordkeeping, personnel and standards of medical care, and also must comply with all state and local laws. HHS, through Centers for Medicare & Medicaid Services (“CMS”) and designated agencies, periodically inspects or surveys clinics/providers for approval and/or compliance.  Failure of our subsidiaries to obtain or maintain certifications as Medicare providers or failure to enroll as a group of physical/occupational therapists in a private practice could adversely affect financial results.

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
For calendar years 2021, 2022, 2023 and 2024, the MPFS had decreases in Medicare reimbursement of approximately 3.5%, 0.75%, 2.0% and 1.8%, respectively. The MPFS for 2025 resulted in a decrease in Medicare reimbursement for therapy services by approximately 1.5%  as compared to the reimbursement rates in effect for most of 2024. For 2026, the Medicare reimbursement for therapy services is expected to increase by approximately 1.75% as compared to the reimbursement rates for 2025.
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
Beginning in 2021, payments to individual therapists (Physical/Occupational Therapist in Private Practice) paid under the fee schedule may be subject to adjustment based on performance in the Merit Based Incentive Payment System (“MIPS”), which measures performance based on certain quality metrics, resource use, and meaningful use of electronic health records. Therapists eligible to participate in MIPS include only those therapists who are enrolled with Medicare as private practice providers and does not include therapists in facility-based providers, such as our clinics enrolled as certified rehabilitation agencies. Less than 2% of our therapist providers currently participate in MIPS. Under the MIPS requirements, a provider’s performance is assessed according to established performance standards each year and then is used to determine an adjustment factor that is applied to the professional’s payment for the corresponding payment year. For those therapist providers who participated in MIPS during 2020 through 2025, the resulting average payment adjustment was an increase of 1%.  The 2026 adjustment for those therapist providers who participated in MIPS during 2024 is expected to remain at an average increase of approximately 1%.

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
Statutes, regulations, and payment rules governing the delivery of therapy services to Medicare beneficiaries are complex and subject to interpretation. We believe that we are in compliance, in all material respects, with all applicable laws and regulations and are not aware of any pending or threatened investigations involving allegations of potential wrongdoing that would have a material effect on our financial statements as of December 31, 2025. Compliance with such laws and regulations can be subject to future government review and interpretation, as well as significant regulatory action including fines, penalties, and exclusion from the Medicare program.

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

In 2017, we acquired a 55% interest in an initial IIP business. In 2018, we acquired a 65% interest in another business in the IIP sector and then combined the two businesses.  After the combination, we owned a 59.45% interest in the combined business, Briotix Health, Limited Partnership (“Briotix Health”). In 2019, we acquired 100% of a third provider of industrial injury prevention services. The acquired company specializes in delivering injury prevention and care, post offer employment testing, functional capacity evaluations and return-to-work services. It performs these services across a network in 45 states including onsite at eleven client locations. The business was then combined with Briotix Health increasing our ownership position in the partnership to approximately 76%. In 2021, we acquired a company that specializes in return-to-work and ergonomic services, among other offerings and contributed those assets to Briotix Health. On October 31, 2023, we made an acquisition and purchased 100% of an additional IIP business and contributed its assets to Briotix Health. As part of the October 2023 Acquisition, we also acquired a 55% interest in an ergonomics software business. In April 2024, we acquired 100% of an IIP business and contributed its assets to Briotix Health. Subsequent to the abovementioned acquisitions and the purchases and sales of the redeemable non-controlling interests of the limited partners, our ownership in Briotix Health is approximately 92%.

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

Fraud and Abuse and Competition Regulations

Various federal and state laws regulate financial relationships among providers of healthcare services. These laws include the federal Anti-Kickback Statute, Section 1128B(b) of the Social Security Act (42 U.S.C. § 1320a-7b(b)) (the “Fraud and Abuse Law”), which prohibits the knowing and willful offer, payment, solicitation or receipt of remuneration, directly or indirectly, in return for (i) the referral of individuals for the furnishing of any item or service for which payment may be made, in whole or in part, under a Federal health care program, including Medicare and Medicaid, or (ii) the purchasing, leasing, ordering, or arranging for, or recommending the purchasing, leasing, or ordering of, any good, facility, service or item for which payment may be made, in whole or in part, under a Federal health care program. Violations of the Fraud and Abuse Law may result in significant criminal and civil penalties, including fines, imprisonment, exclusion from participation in federal health care programs, and liability under the federal False Claims Act and other laws.  Various federal and state laws also regulate collaboration among providers of healthcare services. These laws include the Sherman Act, (15 U.S.C. § 1 et seq.), the Clayton Act (15 U.S.C. § 12 et seq.), and the Federal Trade Commission Act, 42 U.S.C. § 45 et seq.) together, (the “Antitrust Laws”), all of which prohibit various forms of unfair competition involving actual or potential competitors. Violation of these laws can result in significant criminal and civil penalties, including fines and imprisonment We believe that our business procedures and business arrangements comply with these laws.  However, the Fraud and Abuse Law and Antitrust Laws are broadly interpreted and the full extent of their specific application to specific facts and arrangements to which we are a party is uncertain and difficult to predict.

The Office of Inspector General (“OIG”) of the U.S. Department of Health and Human Services has promulgated regulatory “safe harbors” that describe certain payment and business practices that will not be treated as violations of the Fraud and Abuse Law if all applicable conditions are satisfied. Failure to qualify for a safe harbor does not necessarily mean an arrangement is unlawful; however, arrangements that do not fully satisfy an applicable safe harbor may be subject to increased scrutiny by enforcement authorities under a facts and circumstances analysis.  In addition, several states have enacted laws similar to the Fraud and Abuse Law, which may be more restrictive.

The OIG also has issued special fraud alerts, advisory opinions and special advisory bulletins that provide guidance regarding practices that may raise compliance risks. For example, OIG guidance has addressed arrangements involving the rental of space from referral sources, expressing concern that rental payments could be used to disguise improper remuneration. We lease clinic space in certain instances from referring physicians and other providers and have implemented compliance procedures designed to structure such leases, to the extent practicable, in a manner consistent with applicable regulatory guidance, including the space rental safe harbor.

In addition, a 2003 OIG Special Advisory Bulletin addresses certain “contractual joint venture” arrangements that may be viewed as suspect where a health care provider (the “Owner”) expands into a related line of business by contracting with an existing provider (referred to therein as the “manager/supplier”)to furnish substantially all of the operational and administrative services for that business while the Owner retains the economic benefit associated with its patient referrals. According to the OIG, such arrangements may present heightened risk under the Fraud and Abuse Law if the Owner’s return is tied, directly or indirectly, to the volume or value of referrals, or if the arrangement effectively allows a referral source to profit from a new service line without assuming commensurate operational risk. These arrangements are also subject to the Antitrust Laws and must be assessed in terms of market dynamics and the impact on horizontal competition as well as the provider’s negotiating position with other parties, such as third-party payors.

Due to the nature of our business, certain of our management, administrative services, licensing and professional services arrangements with hospitals, physician practices and other providers may share characteristics identified by the OIG as potentially higher risk. We endeavor to structure these arrangements to comply with applicable law and guidance, including through the use of written agreements, commercially reasonable terms, and compensation that we believe to be consistent with fair market value, as supported, in certain circumstances, by opinions from qualified third-party valuation firms. Similar diligence is used to ensure antitrust compliance. Notwithstanding these efforts, there can be no assurance that a governmental authority would agree with our assessment or would not determine that any particular arrangement constitutes a prohibited contractual joint venture or otherwise violates the Fraud and Abuse Law (or its respective state law counterparts), the federal False Claims Act, or the Antitrust Laws.

Although the business of managing and supporting hospital-owned and physician-owned physical therapy operations is subject to extensive regulation, many of our arrangements do not fit squarely within existing regulatory safe harbors. Guidance from courts and regulatory agencies regarding the application of Fraud and Abuse Laws to management and services arrangements continues to evolve, and the interpretation of these laws remains uncertain. If any of our arrangements were found to violate applicable fraud and abuse laws or regulations, we could be subject to substantial civil or criminal penalties, damages, exclusion from participation in federal health care programs, reputational harm, and other adverse consequences, which could materially and adversely affect our business, financial condition, results of operations and cash flows. There is similar risk associated with violating the Antitrust Laws.

Stark Law

Provisions of the Omnibus Budget Reconciliation Act of 1993 (42 U.S.C. § 1395nn) (the “Stark Law”) prohibit referrals by a physician of “designated health services” which are payable, in whole or in part, by Medicare or Medicaid, to an entity in which the physician or the physician’s immediate family member has an investment interest or other financial relationship, subject to several exceptions. Unlike the Fraud and Abuse Law, the Stark Law is a strict liability statute. Proof of intent to violate the Stark Law is not required. Physical therapy and occupational therapy services are among the “designated health services”. Further, the Stark Law has application to our management contracts with individual physicians and physician groups, as well as any other financial relationship between us and referring physicians, including medical advisor arrangements and clinic lease arrangements. The Stark Law also prohibits billing for services rendered pursuant to a prohibited referral. Several states have enacted laws similar to the Stark Law. These state laws may cover all (not just Medicare and Medicaid) patients. As with the Fraud and Abuse Law, we consider the Stark Law in planning our clinics, establishing contractual and other arrangements with physicians and hospitals, as well as marketing and other activities, and believe that our operations are in compliance with the Stark Law. If we violate the Stark Law or any similar state laws, our financial results and operations could be adversely affected. Penalties for violations include denial of payment for the services, significant civil monetary penalties, and exclusion from the Medicare and Medicaid programs.

Corporate Practice of Medicine; Fee-Splitting

We also contract with physician-owned professional corporations, physical therapists owned professional corporations, and hospital and  hospital-affiliated organizations to deliver our services to them on behalf of their patients. We may also enter into management and/or administrative services agreements with these physician-owned and/or therapist-owned professional corporations, and hospital-affiliated organizations, pursuant to which we may provide them with staffing, billing, scheduling and a wide range of other services, and they pay us for those services out of the fees they collect from patients and third-party payors. These contractual relationships will be subject to various state laws, including those of New York, that prohibit fee-splitting or the practice of medicine by lay entities or persons and are intended to prevent unlicensed persons from interfering with or influencing the licensed physician’s or physical therapist’s professional judgment. In addition, various state laws also generally prohibit the sharing of professional services income with nonprofessional or business interests. Activities other than those directly related to the delivery of healthcare may be considered an element of the practice of medicine in many states.

State corporate practice of medicine and fee-splitting laws also vary from state to state and are not always consistent among states. In addition, these requirements are subject to broad powers of interpretation and enforcement by state regulators. Some of these requirements may apply to us even if we do not have a physical presence in the state, based solely on our engagement of a provider licensed in the state or the provision of telehealth to a resident of the state. Failure to comply could lead to adverse judicial or administrative action against us and/or our providers, civil or criminal penalties, receipt of cease-and-desist orders from state regulators, loss of provider licenses, the need to make changes to the terms of engagement of our providers that interfere with our business and other materially adverse consequences. While we believe our arrangements with physician-owned and physical therapist-owned professional corporations, and with hospital-affiliated organizations, are not in conflict with applicable state corporate practice of medicine restrictions, a state or a court could in the future determine that our arrangements implicate the restrictions on the corporate practice of medicine.

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

EMPLOYEES

As of December 31, 2025, we employed approximately 7,294 people nationwide, of which approximately 4,200 were full-time employees. In addition, therapist-owned outpatient physical therapy practices for which we provide management and/or administrative services employ another 801 employees of which 453 are full-time employees. It is crucial that we continue to attract and retain top talent. To attract and retain talented employees, we strive to make our corporate office and all our practices and businesses a diverse and healthy workplace, with opportunities for our employees to receive continuing education, skill development, encouragement to grow and develop their career, all supported by competitive compensation, incentives, and benefits. Our clinical professionals are all licensed and a vast majority have advanced degrees. Our operational leadership teams have long-standing relationships with local and regional universities, professional affiliations, and other applicable sources that provide our practices with a talent pipeline.

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

The Medicare program reimburses outpatient rehabilitation providers based on the Medicare Physician Fee Schedule (“MPFS”). For services provided in 2026, we expect our reimbursement rates under the MPFS to increase by approximately 1.75% as compared to the applicable reimbursement rates during 2025.

Statutes, regulations, and payment rules governing the delivery of therapy services to Medicare beneficiaries are complex and subject to interpretation. We believe that we are in compliance, in all material respects, with all applicable laws and regulations and are not aware of any pending or threatened investigations involving allegations of potential wrongdoing that would have a material effect on our financial statements as of December 31, 2025. Compliance with such laws and regulations can be subject to future government review and interpretation, as well as significant regulatory action including fines, penalties, and exclusion from the Medicare program. For the year ended December 31, 2025, and 2024, respectively, net patient revenues from Medicare were approximately $213.5 million and $183.4 million, respectively.

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

Payments we receive from Medicare and Medicaid can be retroactively adjusted after examination during the claims settlement process or as a result of post-payment audits. Payors may disallow our requests for reimbursement or recoup amounts previously reimbursed, based on determinations by the payors or their third-party audit contractors that certain costs are not reimbursable because either adequate or additional documentation was not provided, or because certain services were not covered or deemed to not be medically necessary. Significant adjustments, recoupments or repayments of our Medicare or Medicaid revenue, and the costs associated with complying with investigative audits by regulatory and governmental authorities, could adversely affect our financial condition and results of operations.

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

Substantially all of our revenues are derived from private and governmental third-party payors. In 2025, approximately 64.2% of our revenues were derived collectively from managed care plans, commercial health insurers, workers’ compensation payors, and other private pay revenue sources while approximately 35.8% of our revenues were derived from Medicare and Medicaid. Initiatives undertaken by industry and government to contain healthcare costs affect the profitability of our clinics. These payors attempt to control healthcare costs by contracting with healthcare providers to obtain services on a discounted basis. We believe that this trend will continue and may limit reimbursement for healthcare services. If insurers or managed care companies from whom we receive substantial payments were to reduce the amounts they pay for services, our profit margins may decline, or we may lose patients if we choose not to renew our contracts with these insurers at lower rates. In addition, for our Subsidiary Partnerships that are affiliated with hospitals and hospital systems, if insurers or managed care companies from whom the hospitals and hospital systems receive payments were to reduce the amounts they pay to these hospitals and hospital systems for services we perform on their behalf, our profit margins will decline or the hospital affiliation arrangement may be terminated, which could have an adverse impact on revenue and the results of operations  Also,  in certain geographical areas, our clinics must be approved as providers by key health maintenance organizations and preferred provider plans. Failure to obtain or maintain these approvals would adversely affect our financial results.

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

We are subject to risks associated with public health crises and epidemics/pandemics.

Our operations expose us to risks associated with public health crises and epidemics/pandemics, that spread globally. A public health crisis may lead to disruption and volatility in the global capital markets, which increases the cost of, and adversely impacts access to, capital and increases economic uncertainty. A future public health crisis could have an adverse impact on our operations and supply chains, including a temporary loss of physical therapists and other employees who are infected or quarantined for a period of time, an increase in cancellations of physical therapy patient appointments and a decline in the scheduling of new or additional patient appointments.

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

An economic downturn, including the consequences of a pandemic, could have a detrimental effect on our revenues. Historically, state budget pressures have translated into reductions in state spending. Given that Medicaid outlays are a significant component of state budgets, we can expect continuing cost containment pressures on Medicaid outlays for our services in the states in which we operate. In addition, an economic downturn, coupled with sustained unemployment, may also impact the number of enrollees in managed care programs as well as the profitability of managed care companies, which could result in reduced reimbursement rates.

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

Some states prohibit the “corporate practice of therapy” that restricts business corporations from providing physical therapy services through the direct employment of therapist physicians or from exercising control over medical decisions by therapists. The laws relating to corporate practice vary from state to state. Typically, however, professional corporations owned and controlled by licensed professionals are exempt from corporate practice restrictions and may employ therapists to furnish professional services. Those professional corporations may be supported by business corporations, such as the Company, that provide management and/or administrative services, subject to certain limitations.
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

In recent years, many legislative proposals have been introduced or proposed in Congress and in some state legislatures that would affect major changes in the healthcare system, either nationally or at the state level. At the federal level, Congress has continued to propose or consider healthcare budgets that substantially reduce payments under the Medicare programs. See “Business - Our Operating Segments - Physical Therapy Operations - Sources of Revenue” in Item 1 for more information. The ultimate content, timing or effect of any healthcare reform legislation and the impact of potential legislation on us is uncertain and difficult, if not impossible, to predict. That impact may be material to our business, financial condition or results of operations.

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

Our use of emerging technologies, including artificial intelligence, involves inherent risks

We use and may increasingly rely on artificial intelligence (“AI”) and other emerging technologies in support of our operations and business processes. These technologies may not perform as expected, may produce inaccurate or unintended results, and may be subject to cybersecurity, data privacy, compliance, ethical, and regulatory risks. In addition, laws and regulations governing the use of AI and related technologies are uncertain and evolving, which could increase compliance costs or restrict the manner in which we operate. Any of the foregoing could adversely impact our business, financial condition, results of operations, and reputation.

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

On December 31, 2025, we had reserved approximately 315,221 shares for future equity grants. We may issue additional restricted securities or register additional shares of common stock under the Securities Act of 1933, as amended (the “Securities Act”), in the future. The issuance of a significant number of shares of common stock upon the exercise of stock options or the availability for sale, or sale, of a substantial number of the shares of common stock eligible for future sale under effective registration statements, under Rule 144 or otherwise, could adversely affect the market price of the common stock.

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

There can be no assurance that we will continue to increase our dividend or to repurchase shares of our common stock.

Cash dividend payments and share repurchases are subject to limitations under applicable laws and the discretion of our Board of Directors and are determined after considering then-existing conditions, including earnings, other operating results and capital requirements and cash deployment alternatives. Our payment of dividends and share repurchases could vary from historical practices or our stated expectations. Decreases in asset values or increases in liabilities, including liabilities associated with employee benefit plans and assets and liabilities associated with taxes, can reduce net earnings and stockholders’ equity. Under certain circumstances, a deficit in stockholders’ equity could limit our ability to pay dividends and make share repurchases under Texas state law in the future. In addition, the timing and amount of share repurchases under Board approved share repurchase plans may differ from stated expectations and is within the discretion of management and will depend on many factors, including our ability to generate sufficient cash flows from operations in the future or to borrow money from available financing sources, our results of operations, capital requirements and applicable law.

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

We lease the properties used for our clinics under non-cancellable operating leases, commonly with terms ranging from five to ten years (with an overall range of one year to 15.0 years), with the exception of the property for one clinic which we own. We intend to lease the premises for any new clinic location except in rare instances where leasing is not a cost-effective alternative. Our typical clinic occupies 1,000 to 7,000 square feet of leased space in an office building or shopping center. There are 21 clinics occupying space in the range of over 7,000 square feet to 16,500 square feet.

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

Our common stock has traded on the New York Stock Exchange (“NYSE”) since August 14, 2012, under the symbol “USPH”. Effective May 28, 2025, our common stock now also trades on the New York Stock Exchange Texas (“NYSE TX”) under the symbol “USPH”.

As of February 27, 2026, there were 90 holders of record of our outstanding common stock.

DIVIDENDS

Our Board of Directors declared the following dividends during the year ended December 31, 2025:

Declaration Date	Record Date	Payment Date	Dividend Per Share	Aggregate Amount (In thousands)
2/25/2025	3/14/2025	4/11/2025	$0.45	$6,836
5/6/2025	5/23/2025	6/13/2025	$0.45	$6,842
8/5/2025	8/22/2025	9/12/2025	$0.45	$6,842
11/4/2025	11/17/2025	12/12/2025	$0.45	$6,842

There is no assurance that future dividends will be declared. The declaration and payment of dividends in the future are at the discretion of our Board of Directors after taking into account various factors, including, but not limited to, our financial condition, operating results, available cash and current and anticipated cash needs, and the terms of our Credit Agreement (as defined in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”). We are currently restricted from paying dividends on our common stock in excess of $50.0 million in any fiscal year under the Credit Agreement.

FIVE YEAR PERFORMANCE GRAPH

The following performance graph compares the cumulative total stockholder return of our common stock to The NYSE Composite Index and the NYSE Health Care Index for the period from December 31, 2020 through December 31, 2025. The graph assumes that $100 was invested in our common stock and the common stock of each of the companies listed on The NYSE Composite Index and the NYSE Health Care Index on December 31, 2020 and that any dividends were reinvested.

Comparison of Five Years Cumulative Total Return for the Year Ended December 31, 2025

	12/20	12/21	12/22	12/23	12/24	12/25
U. S. Physical Therapy, Inc.	100	79	67	77	74	65
NYSE Healthcare Index	100	121	117	121	121	134

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

PURCHASES OF EQUITY SECURITIES

The following table provides information about our repurchases of our common stock, that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, during the three months ended December 31, 2025. There were no additional repurchases in the year ended December 31, 2025, and no repurchases were made in the years ended December 31 2024, and December 31, 2023.

	For the Month Ended
	December 31, 2025	November 30, 2025	October 31, 2025
Number of shares repurchased	-	81,322	-
Total cost of shares repurchased	$-	$5,566,165	$-
Average price (including brokers’ commission)	$-	$68.45	$-

As of December 31, 2025, the Company had $19.4 million remaining available under its authorized share repurchase program.

ITEM 6.	RESERVED

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

This section of this Annual Report on Form 10-K generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. Discussions of 2023 items and year-to-year comparisons between 2024 and 2023 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the Securities and Exchange Commission on March 3, 2025.

EXECUTIVE SUMMARY

The Company operates its business through two reportable business segments. Our physical therapy operations consist of physical therapy, speech therapy and occupational therapy clinics and home-care physical and speech therapy practices that provide pre- and post-operative care and treatment for a variety of orthopedic-related disorders, sports-related injuries, and rehabilitation of injured workers. Services provided by the industrial injury prevention services (“IIP”) segment include onsite services for clients’ employees including injury prevention and rehabilitation, performance optimization, post-offer employment testing, functional capacity evaluations and ergonomic assessments. The majority of IIP is contracted with and paid for directly by employers, including a number of Fortune 500 companies. IIP is performed through industrial sports medicine professionals with specialized training related to the musculoskeletal system.

During the last three years, we completed the following acquisitions of outpatient physical therapy practices, companies that manage and/or provide administrative services to outpatient physical therapy practices, and IIP businesses detailed below:

Acquisition	Date	% Interest Acquired	Number of Clinics
July 2025 Acquisition	July 31, 2025	60%	3
April 2025 Acquisition	April 30, 2025	40%*	**
February 2025 Acquisition	February 28, 2025	65%	3
November 2024 Acquisition	November 30, 2024	75%	8
October 2024 Acquisition	October 31, 2024	50%	50
August 2024 Acquisition	August 31, 2024	70%	8
April 2024 Acquisition	April 30, 2024	***	****
March 2024 Acquisition	March 29, 2024	50%	9
October 2023 Acquisition	October 31, 2023	*****	****
September 2023 Acquisition 1	September 29, 2023	70%	4
September 2023 Acquisition 2	September 29, 2023	70%	1
July 2023 Acquisition	July 31, 2023	70%	7
May 2023 Acquisition	May 31, 2023	45%	4
February 2023 Acquisition	February 28, 2023	80%	1

* On April 30, 2025, the Company acquired an outpatient home care practice that provides speech and occupational therapy through its 50% owned subsidiary MSO Metro LLC. (“Metro”). After the transaction, the Company’s ownership interest is 40%, the local partners have an ownership interest of 40% and the practice’s preacquisition owners have a 20% ownership interest.
** Home-care business.
*** On April 30, 2024, one of our primary IIP businesses, Briotix Health Limited Partnership, acquired 100% of an IIP business.
**** IIP business
***** On October 31, 2023, we concurrently acquired 100% of an IIP business and a 55% equity interest in an ergonomics software business (“October 2023 Acquisition”).

Our strategy is to continue acquiring multi-clinic outpatient physical therapy practices and home-care physical and speech therapy practices, to develop outpatient physical therapy clinics as satellites in existing partnerships, and to continue acquiring companies that provide industrial injury prevention services.

The following table provides a roll forward of our clinic count for the periods presented.

Clinic Count Roll Forward (1)

	2025			2024
	Owned	Managed	Total	Owned	Managed	Total
Number of clinics, beginning of period	722	39	761	671	43	714
Q1 additions	14	-	14	14	-	14
Q1 closed or sold	(7)	(2)	(9)	(6)	(2)	(8)
Number of clinics, end of period	729	37	766	679	41	720
Q2 additions	6	-	6	7	-	7
Q2 closed or sold	(3)	(1)	(4)	(5)	-	(5)
Number of clinics, end of period	732	36	768	681	41	722
Q3 additions	16	2	18	12	-	12
Q3 closed or sold	(3)	(4)	(7)	(32)	(2)	(34)
Number of clinics, end of period	745	34	779	661	39	700
Q4 additions	11	-	11	63	-	63
Q4 closed or sold	(10)	-	(10)	(2)	-	(2)
Number of clinics, end of period	746	34	780	722	39	761

Year-to-date 2025 and full-year 2024 additions	47	2	49	96	-	96
Year-to-date 2025 and full-year 2024 closed or sold	(23)	(7)	(30)	(45)	(4)	(49)

(1)	Excludes the home care business

Recent Developments

On January 2, 2026, we acquired a 50% interest in a physical practice with eight-clinic locations. The prior owner retained a 50% ownership interest.

On January 31, 2026, we acquired an industrial injury prevention business. The prior owner retained a 30% ownership interest.

On February 24, 2026, our Board of Directors raised our quarterly dividend rate from $0.45 per share to $0.46 per share, effective immediately, and declared a quarterly dividend for the first quarter of 2026 at the higher rate. The dividend will be payable on April 10, 2026, to shareholders of record on March 13, 2026.

We repurchased 81,322 of our own shares for total consideration of $5.6 million from the open market during the three months ended December 31, 2025, which demonstrates our focus on enhancing shareholder value as well as our confidence in the long-term prospects of the Company.

Strategic Hospital Alliances

On February 2, 2026, we announced a 10-year strategic alliance between our subsidiary partner, Metro, and a prominent New York hospital system, whereby 60 of Metro’s existing outpatient physical therapy clinics in New York will become part of the hospital system’s clinical services network. The alliance is expected to begin operations with an initial group of clinics in mid-2026, with all 60 clinics anticipated to be operational by year-end 2026.

On February 25, 2026, we announced a 10-year strategic alliance between another of our subsidiary partners and a local hospital system whereby our subsidiary partner’s existing 10 outpatient physical therapy clinics will become part of the hospital system’s clinical services network.

These arrangements will be accretive to our revenue, operating income and margins.

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

For calendar years 2021, 2022 and 2023, Centers for Medicare and Medicaid Services (“CMS”) expected decreases in Medicare reimbursement were partially offset by one-time increases in payments as a result of other legislation passed by Congress, resulting in decreases of approximately 3.5%, 0.75% and 2.0% in each of these years, respectively.  For January 1 through March 8 of 2024, CMS’s final rule resulted in an approximate 3.5% decrease in Medicare payments for the therapy specialty. However, effective as of March 9, 2024, pursuant to the Consolidated Appropriations Act, 2024, Congress minimized the reduction in Medicare payments for therapy services for the balance of 2024, resulting in an approximate 1.8% reduction in Medicare payments for therapy services (rather than the 3.5% decrease). The MPFS for 2025 decreased Medicare reimbursement for therapy services by approximately 2.9% as compared to the reimbursement rates in effect for most of 2024. For 2026, the proposed MPFS is expected to increase Medicare reimbursement for therapy services by approximately 1.75% as compared to the reimbursement rates for 2025.

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

Average daily visits per clinic is patient visits (excluding home-care visits) divided by the number of days in which normal business operations were conducted during the periods presented and further divided by the average number of clinics in operation during the periods presented.

Clinics are outpatient physical therapy clinics that are either owned or managed by the Company or one of its subsidiaries.

2025 Year period covering the twelve months ended December 31, 2025.

2024 Year period covering the twelve months ended December 31, 2024.

Full Year 2025 versus Full Year 2024

	For the Year Ended				Variance
	December 31, 2025		December 31, 2024		$	%
	(In thousands, except percentages)

Net patient revenue	$650,429	83.3%	$560,553	83.5%	$89,876	16.0%
Other revenue	130,561	16.7%	110,792	16.5%	19,769	17.8%
Net revenue	780,990	100.0%	671,345	100.0%	109,645	16.3%

Operating Cost:
Salaries and related costs	461,890	59.1%	399,394	59.5%	62,496	15.6%
Rent, supplies, contract labor and other	140,431	18.0%	118,910	17.7%	21,521	18.1%
Depreciation and amortization	21,059	2.7%	17,853	2.7%	3,206	18.0%
Provision for credit losses	7,647	1.0%	6,912	1.0%	735	10.6%
Clinic closure costs - lease and other	270	0.0%	4,355	0.6%	(4,085)	*
Total operating cost	631,297	80.8%	547,424	81.5%	83,873	15.3%

Gross Profit	149,693	19.2%	123,921	18.5%	25,772	20.8%

Corporate office costs	69,260	8.9%	58,290	8.7%	10,970	18.8%
(Gain) loss on change in fair value of contingent earn-out consideration	(6,244)	-0.8%	219	*	(6,463)	*
Impairment of assets held for sale	-	0.0%	2,418	*	(2,418)	*

Operating Income	86,677	11.1%	62,994	9.4%	23,683	37.6%

Other (expense) income:
Interest expense, debt and other	(9,459)	-1.2%	(8,015)	-1.2%	(1,444)	18.0%
Interest income from investments	105	0.0%	3,941	0.6%	(3,836)	-97.3%
Change in revaluation of put-right liability	(1,322)	-0.2%	(82)	0.0%	(1,240)	1512.2%
Equity in earnings of unconsolidated affiliate	1,477	0.2%	1,014	0.2%	463	45.7%
Loss on sale of partnership	(123)	0.0%	-	0.0%	(123)	*
Other	458	0.1%	357	0.1%	101	28.3%
Total other expense	(8,864)	-1.1%	(2,785)	-0.4%	(6,079)	218.3%

Income before taxes	77,813	10.0%	60,209	9.0%	17,604	29.2%

Provision for income taxes	19,808	2.5%	14,609	2.2%	5,199	35.6%
Net income	58,005	7.4%	45,600	6.8%	12,405	27.2%

Less: Net income attributable to non-controlling interest:
Redeemable non-controlling interest - temporary equity	(13,849)	-1.8%	(10,044)	-1.5%	(3,805)	37.9%
Non-controlling interest - permanent equity	(4,573)	-0.6%	(4,132)	-0.6%	(441)	10.7%
	(18,422)	-2.4%	(14,176)	-2.1%	(4,246)	30.0%

Net income attributable to USPH shareholders	$39,583	5.1%	$31,424	4.7%	$8,159	26.0%

* Not meaningful

Total net revenue for the 2025 Year increased $109.6 million, or 16.3%, to $781.0 million from $671.3 million for the 2024 Year while operating costs increased $83.9 million, or 15.3%, to $631.3 million from $547.4 million over the same periods, respectively. Gross profit for the 2025 Year was $149.7 million, or 19.2% of net revenue, compared to $123.9 million for the 2024 Year, or 18.5% of net revenue.

Net income attributable to our shareholders (“USPH Net Income”), a generally accepted accounting principles (“GAAP”) measure, was $39.6 million for the 2025 Year compared to $31.4 million for the 2024 Year. Under GAAP, increases and decreases in the value of redeemable noncontrolling interests (related to ownership interests of our partners in subsidiaries that are not fully owned by USPH), net of taxes, are not included in net income, but they are included in the calculation of earnings per share.  Our improved performance in 2025 increased the value of these ownership interests, net of taxes, by $18.0 million, which reduced earnings per share.  Earnings per share was $1.42 for the 2025 Year and $1.84  for the 2024 Year.

The table below shows the calculation of earnings per share for the periods presented.

	For the Year Ended
	December 31, 2025	December 31, 2024
	(In thousands, except per share data)
Computation of earnings per share - USPH shareholders:
Net income attributable to USPH shareholders	$39,583	$31,424
Charges to retained earnings:
Revaluation of redeemable non-controlling interest	(24,521)	(4,964)
Tax effect at statutory rate (federal and state)	6,510	1,268
	$21,572	$27,728

Earnings per share (basic and diluted)	$1.42	$1.84

Shares used in computation:
Basic and diluted earnings per share - weighted-average shares	15,175	15,064

We reported net earnings of $39.6 million ($1.42 per share) in 2025 and $31.4 million ($1.84 per share) in 2024.

Non-GAAP Measures

The following tables provide details of the basic and diluted earnings per share computation and reconcile net income attributable to USPH shareholders calculated in accordance with GAAP to Adjusted EBITDA, Operating Results and other non-GAAP measures. We believe providing Adjusted EBITDA, Operating Results, and other non-GAAP measures to investors is useful information for comparing our period-to-period results as well as for comparing with other similar businesses since most do not have redeemable instruments and therefore have different equity structures. Additionally, management believes that these non-GAAP measures provide useful supplemental information to investors, analysts, and other stakeholders in assessing the Company’s operational performance and financial trends. We use Adjusted EBITDA, Operating Results and other non-GAAP measures, which eliminate certain items described above that can be subject to volatility and unusual costs, as the principal measures to evaluate and monitor financial performance period over period.

Adjusted EBITDA, a non-GAAP measure, is defined as net income attributable to our shareholders before interest income, interest expense, taxes, depreciation, amortization, change in fair value of contingent earn-out consideration, changes in revaluation of put-right liability, equity-based awards compensation expense, clinic closure costs, impairment on assets held for sale, business acquisition related costs, costs related to a one-time financial and human resources systems upgrade, loss on sale of a partnership and other income and related portions for non-controlling interests.

Operating Results, a non-GAAP measure, equals net income attributable to our shareholders less, changes in revaluation of a put-right liability, clinic closure costs, loss on sale of a partnership, changes in fair value of contingent earn-out consideration, business acquisition related costs, costs related to a one-time financial and human resources systems upgrade, an income tax adjustment to revalue our deferred tax assets and liabilities to the most current statutory tax rate, and any allocations to non-controlling interests, all net of taxes. Operating Results per share also excludes the impact of the revaluation of redeemable non-controlling interest and the associated tax impact.

Adjusted EBITDA, Operating Results and other non-GAAP measures presented are not measures of financial performance under GAAP. Adjusted EBITDA, Operating Results and other non-GAAP measures should not be considered in isolation or as an alternative to, or substitute for, net income attributable to our shareholders presented in the consolidated financial statements.

The tables that follow define and reconcile non-GAAP Adjusted EBITDA and non-GAAP Operating Results to the most directly comparable GAAP measure.

	For the Year Ended
	December 31, 2025	December 31, 2024

Adjusted EBITDA (a non-GAAP measure)
Net income attributable to USPH shareholders	$39,583	$31,424
Adjustments:
Provision for income taxes	19,808	14,609
Depreciation and amortization	22,391	18,681
Interest expense, debt and other, net	9,459	8,015
Interest income from investments	(105)	(3,941)
Impairment of assets held for sale	-	2,418
Equity-based awards compensation expense	8,270	7,823
Change in revaluation of put-right liability	1,322	82
(Gain) loss on change in fair value of contingent earn-out consideration	(6,244)	219
Clinic closure costs (1)	270	4,355
Business acquisition related costs (2)	1,239	819
ERP implementation costs (3)	1,490	-
Loss on sale of partnership	123	-
Other income	(235)	(357)
Allocation to non-controlling interests	(2,361)	(2,379)
	$95,010	$81,768

Operating Results (a non-GAAP measure)
Net income attributable to USPH shareholders	$39,583	$31,424
Adjustments:
(Gain) loss on change in fair value of contingent earn-out consideration	(6,244)	219
Impairment of assets held for sale	-	2,418
Change in revaluation of put-right liability	1,322	82
Clinic closure costs (1)	270	4,355
Business acquisition related costs (2)	1,239	819
ERP implementation costs (3)	1,490	-
Loss on sale of partnership	123	-
Income tax adjustment (4)	1,499	-
Allocation to non-controlling interest	277	(521)
Tax effect at statutory rate (federal and state)	404	(1,884)
	$39,963	$36,912

Operating Results per share (a non-GAAP measure)	$2.63	$2.45

(1) Costs associated with the closure of 23 owned clinics during the year ended December 31, 2025 and 45 owned clinics during the year ended December 31, 2024.  See Clinic Count Roll Forward on page 34 for additional information.
(2) Primarily consists of retention bonuses, legal and consulting expenses related to the acquisitions of equity interests in certain partnerships.
(3) Consists of costs related to a one-time financial and human resources systems upgrade.
(4) Mostly consist of adjustment to revalue the Company’s deferred tax assets and liabilities to the most current statutory tax rate.

Adjusted EBITDA (1), a non-GAAP measure, was $95.0 million for the 2025 Year, an increase of $13.2 million or 16.2% million, from $81.8 million for the 2024 Year.

Operating Results (1), a non-GAAP measure, was $40.0 million for 2025 Year, an increase of $3.1 million, from $36.9 million in the 2024 Year. On a per share basis, Operating Results were $2.63 in 2025 Year compared to $2.45 in the 2024 Year.

(1)	These are non-GAAP Measures. See below for the definition and reconciliation of non-GAAP measures to the most directly comparable GAAP measure.

The tables below reconcile other non-GAAP measures to the most directly comparable GAAP measures.

	For the Year Ended December 31, 2025
	Reported (GAAP)	Adjustments					Adjusted (Non-GAAP)
		Clinic Closure Costs	Metro Incentive Costs (1)	Business Acquisition Related Costs (2)	ERP Implementation Costs (3)	Change in Fair Value of Contingent Earn- out Consideration
	(in thousands, except per visit data and percentages)
Segment information - Physical Therapy Operations

Salaries and related costs (4)	$381,556	$-	$(670)	$-	$-	$-	$380,886
Operating costs (4)(5)	$530,763	$(270)	$(670)	$-	$-	$-	$529,823
Gross profit	$128,056	$270	$670	$-	$-	$-	$128,996
Gross profit margin	19.2%	*	*				19.4%
Number of visits	6,150,104						6,150,104
Salaries and related costs per visit (4)	$62.04	$-	$(0.11)	$-	$-	$-	$61.93
Operating costs per visit (4)(5)	$86.30	$(0.04)	$(0.11)	$-	$-	$-	$86.15

Operating income	$86,677	$270	$670	$1,239	$1,490	$(6,244)	$84,102

	For the Year Ended December 31, 2024
	Reported (GAAP)	Adjustments					Adjusted (Non-GAAP)
		Clinic Closure Costs	Metro Incentive Costs (1)	Business Acquisition Related Costs (2)	Impairment of Assets Held for Sale	Change in Fair Value of Contingent Earn- out Consideration
	(in thousands, except per visit data and percentages)
Segment information - Physical Therapy Operations

Salaries and related costs (4)	$330,095	$-	$(218)	$-	$-	$-	$329,877
Operating costs (4)(5)	$460,694	$(4,355)	$(218)	$-	$-	$-	$456,121
Gross profit	$105,914	$4,355	$218	$-	$-	$-	$110,487
Gross profit margin	18.4%	*	*				19.2%
Number of visits	5,353,189						5,353,189
Salaries and related costs per visit (4)	$61.66	$-	$(0.04)	$-	$-	$-	$61.62
Operating costs per visit (4)(5)	$86.06	$(0.81)	$(0.04)	$-	$-	$-	$85.21

Operating income	$62,994	$4,355	$218	$819	$2,418	$219	$71,023

(1) Certain earnout bonuses and incentive costs related to the Metro acquisition.
(2) Includes expenses related to the acquisitions of equity interests in certain partnerships.
(3) Includes costs related to a one-time financial and human resources systems upgrade.
(4) Excludes costs related to management contracts.
(5) Amortization of certain intangible assets was reallocated between the physical therapy operations and IIP segments. Prior year amounts were reallocated to conform with current presentation.
* Not meaningful

Physical Therapy Operations

	For the Year Ended		Variance
	December 31, 2025	December 31, 2024	$	%
	(In thousands, except percentages)
Revenue related to:
Mature Clinics (1)	$523,588	$523,203	$385	0.1%
Clinic additions (2)	123,074	25,262	97,812	387.2%
Clinics sold or closed (3)	3,767	12,088	(8,321)	(68.8)%
Net Patient Revenue	650,429	560,553	89,876	16.0%
Other (4)	16,160	13,880	2,280	16.4%
Total	666,589	574,433	92,156	16.0%
Operating costs (5)(7)	538,533	468,519	70,014	14.9%
Gross profit	$128,056	$105,914	$22,142	20.9%

Financial and operating metrics (not in thousands):
Net rate per patient visit (1)	$105.76	$104.71	$1.05	1.0%
Patient visits (1)	6,150,104	5,353,189	796,915	14.9%
Average daily visits per clinic (1)	32.2	30.4	1.8	5.9%
Gross profit margin (7)	19.2%	18.4%
Adjusted gross profit margin (4)(5)(6)(7)	19.4%	19.2%
Adjusted salaries and related costs per visit (6)(8)	$61.93	$61.62	$0.31	0.5%
Adjusted operating costs per visit (6)(7)(8)	$86.15	$85.21	$0.94	1.1%

(1) See Glossary of Terms - Revenue Metrics for definition.
(2) Includes 47 owned clinics added during the year ended December 31, 2025 and 96 owned clinics added during the year ended December 31, 2024. See Clinic Count Roll Forward on page 34 for additional information.
(3) Includes 23 owned clinics closed during the year ended December 31, 2025 and 45 owned clinics closed during the year ended December 31, 2024. See Clinic Count Roll Forward on page 34 for additional information.
(4) Includes revenues from management contracts.
(5) Includes costs from management contracts.
(6) Excludes $0.9 million for the 2025 Year Ended and $4.6 million for the 2024 Year Ended of certain incentive costs related to the Metro acquisition and gains or losses related to clinic closures, as applicable. See the reconciliation of non-GAAP measures to the most directly comparable GAAP measure on page 40.
(7) Amortization of certain intangible assets was reallocated between the physical therapy operations and IIP segments.  Prior year amounts were reallocated to conform with current presentation.
(8) Per visit costs exclude management contract costs.
(9) Not meaningful.

Revenues

Net revenue from physical therapy operations increased $92.2 million, or 16.0% in the 2025 Year versus the comparable prior year period.  Additionally, net rate per patient visit increased to $105.76 for the 2025 Year from $104.71 for the 2024 Year. Gross profit from physical therapy operations increased $22.1 million, or 20.9%, to $128.0 million for the 2025 Year  from $105.9 million for the 2024 Year. Excluding certain incentive costs related to the Metro acquisition, which occurred on October 31, 2024, and clinic closures costs, adjusted gross profit (a non-GAAP measure), increased by $18.5 million or 16.8% over the comparable periods. See the reconciliation of non-GAAP measures to the most directly comparable GAAP measure on page 40.

For the 2025 Year, we had 6,150,104 total patient visits compared to 5,353,189 for the 2024 Year.

Other revenue was $16.2 million for the 2025 Year and $13.9 million for the 2024 Year, of which revenue from, management contracts was $9.6 million for the 2025 Year as compared to $9.8 million for the 2024 Year.

Operating costs

Operating costs increased by $70.0 million or 15.0% to $538.5 million for the 2025 Year from $468.5 million in the 2024 Year. Operating costs were 80.8% of net revenue for the 2025 Year compared to 81.5% of net revenue for the 2024 Year. Excluding certain incentive costs related to the Metro acquisition and losses related to clinic closures for both periods, total adjusted operating costs per visit (excluding management contracts) was $86.15 in the 2025 Year compared to $85.21 in the comparable prior year period. See the reconciliation of non-GAAP measures to the most directly comparable GAAP measure on page 40.

Salaries and related costs, clinics (excluding management contracts) increased to $381.6 million in the 2025 Year from $330.1 million in the 2024 Year, an increase of $51.5 million, or 15.6% mostly due to the clinics added since the comparable prior year period. Excluding certain incentive costs related to the Metro acquisition and  losses related to clinic closures, adjusted salaries and related costs per visit was $61.93 in the 2025 Year compared to $61.62 in the comparable prior period. See the reconciliation of non-GAAP measures to the most directly comparable GAAP measure on page 40.

Rent, supplies, contract labor and other costs, related to clinics (excluding management contracts) increased to $123.5 million in the 2025 Year from $104.6 million in the 2024 Year, an increase of $19.0 million, or 18.1% mostly due to clinic additions.

Depreciation and amortization increased to $17.8 million in 2025 Year from $14.8 million in the 2024 Year, an increase of $3.1 million, or 20.7%, primarily due to clinic additions in the 2025 Year compared to the 2024 Year. Amortization of certain intangible assets was reallocated between the physical therapy operations and IIP segments. Prior year amounts were reallocated to conform with current presentation.

Clinic closure costs for the 2025 Year were $0.3 million compared to $4.4 million in the 2024 Year. We closed 45 underperforming clinics in the 2024 Year compared to 23 clinics in the 2025 Year.

The provision for credit losses was $7.6 million for the 2025 Year and $6.9 million for the 2024 Year. As a percentage of net patient revenues, the provision for credit losses was 1.2% for both the 2025 Year and the 2024 Year.

Gross Profit

Gross profit from physical therapy operations increased $22.1 million or 20.9% to $128.1 million, or 19.2% as a percent of net revenues, for the 2025 Year as compared to $105.9 million, or 18.4% as a percent of net revenues, for the 2024 Year. Excluding certain incentive costs related to the Metro acquisition and clinic closure costs for both periods of $0.9 million, the adjusted gross profit margin ( a non-GAAP measure) increased $18.5 million, or 16.8%, to $129.0 million, or 19.4% as a percent of net revenues for the 2025 Year compared to $110.5 million, or 19.2% as a percent of net revenues, for the 2024 Year. See the reconciliation of non-GAAP measures to the more directly comparable GAAP measure provided on page 40 for more information.

Industrial Injury Prevention Services

	For the Year Ended		Variance
	December 31, 2025	December 31, 2024	$	%
	(In thousands, except percentages)
Net revenue	$114,401	$96,912	$17,489	18.0%
Operating costs (1)	92,764	78,905	13,859	17.6%
Gross profit	$21,637	$18,007	$3,630	20.2%

Gross profit margin	18.9%	18.6%

(1) Amortization of certain intangible assets was reallocated between the physical therapy operations and IIP segments.  Prior year amounts were reallocated to conform with current presentation.

Revenues from IIP increased $17.5 million, or 18.0%, $114.4 million for the 2025 Year from $96.9 million for the 2024 Year.  Gross profit from IIP operations increased $3.6 million, or 20.2%, to $21.6 million for the 2025 Year from $18.0 million in the 2024 Year. The gross profit margin from IIP operations was 18.9% for the 2025 Year compared to 18.6% for the 2024 Year. Excluding the IIP acquisition made in April 2024, IIP revenue increased by $10.7 million in the 2025 Year and gross profit margin increased $1.5 million or 9.1% in the 2025 Year over the comparable prior year period.

Corporate Office Costs

We are in the process of implementing a new enterprise resource planning (“ERP”) system designed to support certain human resources and accounting functions. The implementation is intended to enhance system integration, standardize processes, and improve operational efficiency and reporting capabilities. We expect to continue the phased implementation of the ERP system over time while maintaining existing systems and controls during the transition. Corporate office costs were $69.3 million for the 2025 Year compared to $58.3 million for the 2024 Year.  As a percentage of net revenue, corporate office costs were 8.9% and 8.7% over the same periods, respectively. Excluding acquisition integration costs and the costs associated with the implementation of the new financial and human resources system of $2.4 million and $0.8 million in the comparative years, corporate office costs was 8.6% of net revenue for the 2025 Year  and the 2024 Year.

Impairment of Goodwill and Other Intangible Assets, and Assets Held for Sale

During the 2024 Year, we recorded a non-cash impairment charge of $2.4 million related to the impairment of assets held for sale. There were no non-cash impairment charges for the 2025 Year.

Operating Income

Operating income was $86.7 million for the Year 2025 compared to $63.0 million for the 2024 Year. Excluding certain costs described above, adjusted operating income (a non-GAAP measure) increased to $84.1 million for the Year 2025 from $71.0 million for the 2024 Year, an increase of 18.4%. See the reconciliation of non-GAAP measures to the most directly comparable GAAP measure on page 40.

Other (Expenses) Income

Interest Expense, Debt and Other

Interest expense, debt and other was $9.5 million compared to $8.0 million in the 2024 Year as a result of increased borrowings for the 2025 Year. The interest rate on the Company’s credit facilities was 5.0% for the 2025 Year and 4.7% for the 2024 Year, with an all-in effective interest rate on the credit facilities (including all associated costs), of 5.6% and 5.5% over the same periods, respectively.

Interest income from investment

Interest income from investment amounted to $0.1 million for the 2025 Year and $3.9 million for the 2024 Year.

Change in fair value of contingent earn-out consideration and put-right liabilities

We revalued contingent earn-out consideration related to certain acquisitions and recognized a net gain (a decrease in the related liabilities) of $6.2 million for the 2025 Year compared to a net loss of $0.2 million for the 2024 Year  (an increase in the related liabilities).

For the 2025 Year, we revalued a put-right liability related to the future purchase of an IIP business and recognized a net non-cash expense (an increase in the related liability) of $1.3 million compared to a net non-cash expense of $0.1 million for the 2024 Year.

Equity in earnings of unconsolidated affiliate

We recognized income of $1.5 million for the 2025 Year and $1.0 million for the 2024 Year from a joint venture which provides physical therapy services for patients at hospitals. Since we are deemed to not have a controlling interest in the joint venture, our investment is accounted for using the equity method of accounting.

Provision for Income Taxes

The provision for income tax was $19.8 million, or an effective tax rate of 33.4%, for the 2025 Year and $14.6 million, or an effective tax rate of 31.7%, for the 2024 Year.  Income tax expense for the 2025 Year included an adjustment of $1.2 million to revalue the Company’s deferred tax assets and liabilities using the most current statutory income tax rate. The following table shows the calculation of our effective tax rate for the periods presented.

	For the Year Ended
	December 31, 2025	December 31, 2024
	(In thousands, except percentages)
Income before taxes	$77,813	$60,209

Less: Net income attributable to non-controlling interest:
Redeemable non-controlling interest - temporary equity	(13,849)	(10,044)
Non-controlling interest - permanent equity	(4,573)	(4,132)
	$(18,422)	$(14,176)

Income before taxes less net income attributable to non-controlling interest	$59,391	$46,033

Provision for income taxes	$19,808	$14,609

Effective income tax rate	33.4%	31.7%

Net Income Attributable to Non-controlling Interest

Net income attributable to redeemable non-controlling interest (temporary equity) was $13.8 million for the 2025 Year and $10.0 million for the 2024 Year.  Net income attributable to non-controlling interest (permanent equity) was $4.6 million for the 2025 Year and $4.1 million for the 2024 Year.

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

The fair value of the interest rate swap was $0.9 million, and $3.8 million at December 31, 2025 and December 31, 2024 respectively, which has been included within other assets (current and long term) in the Consolidated Balance Sheet. The impact of the interest rate swap on the accompanying Consolidated Statements of Comprehensive Income was an unrealized loss of less than $2.1 million, net of tax, for the 2025 Year and an unrealized gain of less than $0.1 million, net of tax, for the 2024 Year.

LIQUIDITY AND CAPITAL RESOURCES

We believe that our business has sufficient cash to allow us to meet our short-term cash requirements. Total cash and cash equivalents were $35.6 million as of December 31, 2025, compared to $41.4 million as of December 31, 2024.

Additionally, we had $161.8 million of outstanding borrowings and $144.5 million in available credit under our Senior Credit Facilities as of December 31, 2025, compared to $151.6 million of outstanding borrowings and $164.0 million in available credit under our Senior Credit Facilities as of December 31, 2024.

We believe that our cash and cash equivalents and availability under our Senior Credit Facilities are sufficient to fund the working capital needs of our operating subsidiaries through at least February 27, 2027.

As of December 31, 2025, we had $35.6 million of cash on hand.  We plan to continue developing new clinics and making additional acquisitions. We have, from time to time, purchased from or sold to our limited partners non-controlling interests in our existing partnerships. We may purchase or sell additional non-controlling interests in the future.  Generally, any acquisition or purchase of non-controlling interests is expected to be accomplished using our cash, financing, or a combination of the two.

We make reasonable and appropriate efforts to collect accounts receivable, including applicable deductible and co-payment amounts. Claims are submitted to payors daily, weekly or monthly in accordance with our policy or payor’s requirements. When possible, we submit our claims electronically. The collection process is time-consuming and typically involves the submission of claims to multiple payors whose payment of claims may be dependent upon the payment of another payor. Claims under litigation and vehicular incidents can take a year or longer to collect. Medicare and other payor claims relating to new clinics awaiting CMS approval initially may not be submitted for six months or more. When all reasonable internal collection efforts have been exhausted, accounts are written off prior to sending them to outside collection firms. With managed care, commercial health plans and self-pay payor type receivables, the write-off generally occurs after the balance has been outstanding for 120 days or longer.  As of December 31, 2025, we have accrued $6.5 million related to credit balances (including in accrued expenses), a portion of which is due to patients and payors.  The credit balances are expected to be resolved or paid in the next twelve months.

The average accounts receivable days outstanding was 31 days on December 31, 2025, and December 31, 2024. Net patient receivables in the amounts of $7.3 million and $6.1 million were written off in 2025 and 2024, respectively.

We continue to return cash to stockholders through dividends and share repurchases. In November 2025, the Board of Directors authorized a fourth quarter dividend payment of $0.45 per share. The Board of Directors approved a share repurchase program effective August 5, 2025. The program authorizes the repurchase by the Company of up to $25.0 million of its outstanding shares of common stock over the period ending on December 31, 2026.  Under the share repurchase program, shares may be repurchased from time to time in the open market or negotiated transactions at prevailing market rates, or by other means in accordance with federal securities laws. The timing and amount of share repurchases under the share repurchase program, if any, will depend on several factors, including the Company’s stock price performance, ongoing capital allocation priorities and general market conditions. We repurchased 81,322 of our own shares for total consideration of $5.6 million on the open market during the three and twelve months ended December 31, 2025.

Cash Flow

A summary of our operating, investing, and financing activities is discussed below.

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023

Net cash provided by operating activities	$75,058	$74,940	$81,978
Net cash used in investing activities	(36,713)	(149,450)	(45,015)
Net cash (used in) provided by financing activities	(44,137)	(36,953)	84,268

Operating Activities

Cash provided by operating activities increased $0.2 million to $75.1 million for the year ended December 31, 2025, as compared to $74.9 million for the year ended December 31, 2024.

Investing Activities

Cash used in investing activities during the year ended December 31, 2025, totaled $36.7 million and consisted of $25.9 million used in the purchase of majority interests in businesses and non-controlling interest, temporary and permanent equity, and $14.1 million of fixed assets purchases.  These uses were partially offset by $1.4 million received in distributions from an unconsolidated affiliate.

Financing Activities

Cash used in financing activities during the year ended December 31, 2025, totaled $44.1 million and primarily consisted of $27.4 million of dividends paid to our shareholders, $19.3 million of distributions to non-controlling interests, $9.4 million of payments on the term loan, and $5.6 million paid for the repurchase of common stock. These uses were partially offset by new borrowings of approximately $19.5 million on our Senior Credit Facilities.

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

As of December 31, 2025, $131.3 million was outstanding on the Term Facility while $30.5 million was outstanding under the Revolving Facility, resulting in $144.5 million of credit availability. As of December 31, 2025, we were in compliance with all of the covenants contained in the Credit Agreement. The interest rate for the 2025 Year on our Senior Credit Facilities, net of savings from the interest rate swap described below, was 5.0%, with an all-in interest rate, including all associated costs, of 5.6%. Interest is payable at the end of the selected interest period but no less frequently than quarterly and on the date of maturity.

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

As of December 31, 2025, the fair value of the interest rate swap was $0.9 million, a decrease  of $2.1 million, net of any income tax effect, as compared to December 31, 2024. The fair value of the interest rate swap is included in other assets (current and long term) in our consolidated balance sheet while the increase in fair value is presented as unrealized loss in our consolidated statements of comprehensive income. The interest rate swap arrangement generated $2.0 million in interest savings for the 2025 Year.

Notes Payable and Deferred Payments Related to Acquisitions

We generally enter into various notes payable as a means of financing our acquisitions. Our present outstanding notes payable primarily relate to the acquisitions of a business or acquisitions of majority interests in such businesses. At December 31, 2025, our remaining outstanding balance on these notes aggregated $1.3 million, of which $0.8 million is payable in 2026, $0.4 million is payable in 2027 and less than $0.1 million is payable in 2028. Notes are generally payable in equal annual installments of principal over two years plus any accrued and unpaid interest. Interest accrues at various interest rates ranging from 4.5% to 8.5% per annum.

On September 30, 2025, together with a local partner, we acquired a two-clinic practice for a purchase price of $0.4 million, which was paid in cash. As part of this transaction, we agreed to additional consideration if future objectives are met. The contingent consideration was valued at less than $0.1 million as of December 31, 2025.

On July 31, 2025, we acquired a 60% equity interest in a three-clinic practice with the practice owners retaining a 40% equity interest. The purchase price for the 60% equity interest was approximately $7.9 million, of which $7.6 million was paid in cash and $0.3 million in the form of a note payable. The note accrues interest at 5.0% per annum and the principal and interest is payable on July 31, 2027. As part of this transaction, we agreed to additional consideration if future operational objectives are met. The contingent consideration was valued at $2.8 million as of December 31, 2025.

On April 30, 2025, we acquired an outpatient home-care physical and speech therapy practice through our 50%-owned subsidiary, Metro. After the transaction, our ownership interest is 40%, our local partners have a partnership interest of 40% and the practice’s pre-acquisition owners have a 20% ownership interest. The purchase price for the 80% equity interest was approximately $2.3 million which was paid in cash.  As part of this transaction, we agreed to additional consideration if future operational objectives are met. The maximum amount of additional contingent consideration due under this agreement is $1.8 million. The contingent consideration was valued at $1.0 million as of December 31, 2025.

On February 28, 2025, we acquired a 65% interest in a physical therapy practice with three clinic locations. The prior owners retained a 35% ownership interest. The purchase price for the 65% interest was approximately $3.8 million which was paid in cash. As part of this transaction, we agreed to additional consideration if future operational objectives are met. The maximum amount of additional contingent consideration due under this agreement is $1.3 million.  The contingent consideration was valued at $0.5 million as of December 31, 2025.

On November 30, 2024, we acquired a 75% equity interest in an eight-clinic physical therapy practice. The owner of the practice retained 25% of the equity interests. The purchase price for the 75% equity interest was approximately $15.9 million, of which $15.7 million was paid in cash, and $0.2 million was in the form of a note payable. The note accrues interest at 5.0% per annum and the principal and interest is due and payable on December 1, 2026.

On October 31, 2024, we acquired a 50% interest in Metro pursuant to a Equity Interest Purchase Agreement (the “Purchase Agreement”) dated October 7, 2024 among U.S. Physical Therapy, Ltd. (a subsidiary of the Company), Metro, the members of Metro, and Michael G. Mayrsohn, as Sellers’ Representative.  We also became the managing member of Metro. We paid a purchase price of approximately $76.5 million, $75.0 million of which was funded by our cash on hand and the remaining $1.5 million through the issuance of 18,358 shares of the Company’s common stock based on a trailing five-day average as of the day immediately prior to closing. The shares of the Company’s common stock were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act. The Purchase Agreement also included an earnout where the sellers can earn up to another $20.0 million of additional consideration if certain performance criteria relating to the Metro business are achieved. The value of the contingent consideration at December 31, 2025 was $7.4 million.

On August 31, 2024, we acquired a 70% equity interest in an eight-clinic practice physical therapy and the original practice owners retained a 30% equity interest. The purchase price for the 70% equity interest was approximately $2.0 million. As part of the transaction, we agreed to additional contingent consideration if future operational and financial objectives are met. The maximum amount of additional contingent consideration due under this agreement is $3.6 million.  The contingent consideration was valued at $0.5 million on December 31, 2025.

On April 30, 2024, we acquired 100% of an IIP business through one of its primary IIP businesses, Briotix Health Limited Partnership, for a purchase price of approximately $24.0 million, of which $0.5 million was in the form of a note payable. The principal and the interest has been paid as of December 31, 2025. As part of the transaction, we agreed to additional contingent consideration if future operational objectives are met by the business. In August 2025, we paid $1.9 million in full settlement of the contingent consideration.

On March 29, 2024, we acquired a 50% equity interest in a nine-clinic physical therapy and hand therapy practice. The original owners of the practice retained the remaining 50%. The purchase price for the 50% equity interest was approximately $16.4 million, of which $0.5 million was in the form of a note payable. The note accrues interest at 4.5% per annum and the principal and the interest are payable on March 29, 2026. As part of the transaction, we agreed to additional contingent consideration if future operational and financial objectives are met. There is no maximum payout. In November 2025, we paid $2.5 million in full settlement of the contingent consideration.

On September 29, 2023, we acquired a 70% equity interest in a four-clinic physical therapy practice. The owner of the practice retained 30% of the equity interests. The purchase price for the 70% equity interest was approximately $6.0 million, of which $5.4 million was paid in cash, and $0.6 million was in the form of a note payable. The note accrues interest at 5.0% per annum and the principal and interest are payable in two installments. The first payment of principal and interest of $0.3 million was paid in January 2024, and the second installment of $0.3 million was due on September 30, 2025. The final payment of principal and interest of $0.3 million was paid in August 2025.

In a separate transaction, on September 29, 2023, we acquired a 70% equity interest in a single clinic physical therapy practice. The owner of the practice retained 30% of the equity interests. The purchase price for the 70% equity interest was approximately $7.8 million, of which $7.4 million was paid in cash and $0.4 million was a deferred payment. The $0.4 million deferred payment was paid in full in September 2025.

On July 31, 2023, we acquired a 70% equity interest in a five-clinic practice. The practice’s owners retained a 30% equity interest. The purchase price for the 70% equity interest was approximately $2.1 million, of which $1.8 million was paid in cash and $0.3 million is a deferred payment that was due on June 30, 2025. The deferred payment was paid in full in August 2025.

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

On February 28, 2023, we acquired 80% interest in a one-clinic physical therapy practice. The practice’s owners retained 20% of the equity interests. The purchase price for 80% equity interest was approximately $6.2 million, of which $5.8 million was paid in cash and $0.4 million in the form of a note payable. The note accrued interest at 4.5% per annum. The note was paid in full on February 28, 2025.

Redeemable Non-Controlling Interest

Certain of our limited partnership agreements and operating agreements provide that, upon the triggering events, we have a call right and the selling entity or individual has a put right for the purchase and sale of the limited partnership interest held by the partner. Once triggered, the put right and the call right do not expire, even upon an individual partner’s death,` and contain no mandatory redemption feature. In addition, in certain of these limited partnership agreements and operating agreements, the selling entity or individual also has a put right that can be exercised after the passage of a designated period of time or upon a termination of employment.  The purchase price of the underlying equity interest upon the exercise of either the put right or the call right is calculated per the terms of the respective agreements and classified as redeemable non-controlling interest (temporary equity) in our consolidated balance sheets. The fair value of the redeemable non-controlling interest at December 31, 2025 was $293.3 million.

Contractual Obligations

We have future obligations for debt repayments and associated interest payments as well as future minimum lease payments under our non-cancellable operating leases. The obligations as of December 31, 2025, are summarized as follows:

	Total	2026	2027	2028	2029	2030	Thereafter
	(In thousands)
Company credit facility (1)	$161,750	$9,375	$152,375	$-	$-	$-	$-
Notes payable (2)	1,329	841	459	29	-	-	-
Interest expense on Term Facility and notes payable (3)	7,401	5,953	1,448	-	-	-	-
Operating leases (4)	205,452	58,482	46,622	34,327	23,752	15,008	27,261
	$375,932	$74,651	$200,904	$34,356	$23,752	$15,008	$27,261

(1) Amounts due under our Company’s Senior Credit Facilities discussed above.
(2) Amounts due related to certain acquisitions discussed above.
(3) Interest on our Senior Credit Facility was estimated using the average outstanding balance for the respective periods and our effective interest rate on our Term Facility for the 2025 Year of 4.7%.  Interest on our other debt was estimated using the stated rate in the debt agreement.
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

We believe that the following critical accounting policies involve a higher degree of judgment and complexity. See Item 8, Note 2, Significant Accounting Policies, to our audited consolidated financial statements which are included elsewhere in this Annual Report on Form 10-K for a complete discussion of our significant accounting policies. The following reflect the significant estimates and judgments used in the preparation of our consolidated financial statements.

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

Patient revenue

Revenues are recognized in the period in which services are rendered. Net patient revenue consists of revenues from physical therapy and occupational therapy clinics that provide pre-and post-operative care and treatment for orthopedic related disorders, sports-related injuries, preventative care, rehabilitation of injured workers and neurological-related injuries. Net patient revenue (patient revenues less estimated contractual allowances – described below) is recognized at the estimated net realizable amounts from third-party payors, patients and others in exchange for services rendered when obligations under the terms of the contract are satisfied. There is an implied contract between us and the patient upon each patient visit. Separate contractual arrangements exist between us and third-party payors (e.g. insurers, managed care programs, government programs, and workers’ compensation programs) which establish the amounts the third parties pay on behalf of the patients for covered services rendered. While these agreements are not considered contracts with the customer, they are used for determining the transaction price for services provided to the patients covered by the third-party payors. The payor contracts do not indicate performance obligations for us but indicate reimbursement rates for patients who are covered by those payors when the services are provided. At that time, we are obligated to provide services for the reimbursement rates stipulated in the payor contracts. The execution of the contract alone does not indicate a performance obligation. For self-paying customers, the performance obligation exists when we provide the services at established rates. The difference between our established rate and the anticipated reimbursement rate is accounted for as an offset to revenue—contractual allowance.

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

Management contract revenue, which is also included in other revenue, is derived from contractual arrangements whereby the Company manages a clinic for unrelated physician groups and hospitals. Typically, revenue is determined based on the number of visits conducted at the clinic and recognized at a point in time when services are performed. Costs, typically consisting of salaries, are recorded when incurred. Management contract revenue was $9.6 million for the year ended December 31, 2025 and $9.8 million for the year ended December 31, 2024.

Contractual Allowances

The allowance for estimated contractual adjustments is based on terms of payor contracts and historical collection and write-off experience. Contractual allowances result from the differences between the rates charged for services performed and expected reimbursements by both insurance companies and government-sponsored healthcare programs for such services. Medicare regulations and the various third-party payors and managed care contracts are often complex and may include multiple reimbursement mechanisms payable for the services provided in Company clinics. The Company estimates contractual allowances based on its interpretation of the applicable regulations, payor contracts and historical calculations. Each month the Company estimates its contractual allowance for each clinic based on payor contracts and the historical collection experience of the clinic and applies an appropriate contractual allowance reserve percentage to the gross accounts receivable balances for each payor of the clinic. Based on the Company’s historical experience, calculating the contractual allowance reserve percentage at the payor level is sufficient to allow the Company to provide the necessary detail and accuracy with its collectability estimates. However, the services authorized, provided and related reimbursement are subject to interpretation that could result in payments that differ from the Company’s estimates. Payor terms are periodically revised necessitating continual review and assessment of the estimates made by management. The Company’s billing system does not capture the exact change in its contractual allowance reserve estimate from period to period. In order to assess the accuracy of its revenues, management regularly compares its cash collections to corresponding net revenues measured both in the aggregate and on a clinic-by-clinic basis. In the aggregate, historically the difference between net revenues and corresponding cash collections for any fiscal year has generally reflected a difference not exceeding 1.5% of net revenues. As a result, the Company believes that a change in the contractual allowance reserve estimate would not likely be more than 1.0% to 1.5% on any balance sheet date.

Provision for Credit Losses

We determine allowances for credit losses based on the specific agings of receivables and payor classifications at each clinic. The provision for credit losses is included in clinic operating costs in the statements of net income. Patient accounts receivable, which are stated at the historical carrying amount net of contractual allowances, write-offs and provision for credit losses, includes only those amounts we estimate to be collectible. Our provision for credit losses was 1.0% of total net revenue for each years ended December 31, 2025 and 2024, respectively.  Management believes that this is reasonable because the majority of our payors consist of highly solvent, highly regulated, commercial insurance companies as well as government programs, including Medicare.

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

Impairment of Goodwill, Other Indefinite-Lived Intangible Assets and Long-Lived Assets

We operate our business through two segments consisting of our physical therapy clinics and our IIP business. For purposes of goodwill impairment analysis, each of our segments is further broken down into reporting units.  Reporting units within our physical therapy business comprise of regions primarily based on each clinic’s location. In addition to the seven regions, in 2025 and 2024, the IIP business consisted of two reporting units.

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

During the year-ended December 31, 2024, we recorded a non-cash impairment charge of $2.4 million related to assets held for sale. There was no non-cash impairment charge in 2025.

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

We maintain an interest rate swap arrangement which is considered a derivative instrument. Our indebtedness as of December 31, 2025, was the outstanding balance on our Senior Credit Facilities of $161.8 million and the outstanding balance of seller notes from our acquisitions of $1.3 million. The Revolving Facility within our Senior Credit Facilities has a balance of $30.5 million as of December 31, 2025, and is subject to fluctuating interest rates. A 1% change in the interest rate would yield an additional $0.3 million of interest expense. See Item 8, Note 11 to our audited consolidated financial statements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND RELATED INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
U.S. Physical Therapy, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of U.S. Physical Therapy, Inc. (a Nevada corporation) and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of net income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 27, 2026 expressed an unqualified opinion.

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

Our audit procedures related to the Company’s measurement of contractual adjustments included the following, among others.

●	We tested the design and operating effectiveness of controls relating to billing and cash collections, net rate trend analysis and cash collections versus net revenue trend analysis.
●	For a sample of patient visits, we inspected and compared underlying documents for each transaction, which included gross billing rates and cash collected (net revenue).
●
For a sample of patient visits, we traced gross billings and net revenue to net revenue recorded in the general ledger and to each report used in determining and assessing the contractual adjustment calculation.

●	We compared cash collections to recorded net revenue for the twelve months period ended December 31, 2025 and again for the twelve-month period ended in the first month subsequent to period end, to identify whether there were unusual trends that would indicate that the usage of historical collection patterns would no longer be reasonable to predict future collection patterns.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2004.

 Houston, TX
February 27, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
U.S. Physical Therapy, Inc.
Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of U.S. Physical Therapy, Inc. (a Nevada corporation) and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2025, and our report dated February 27, 2026 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

 Houston, Texas
February 27, 2026

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	December 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$35,570	$41,362
Patient accounts receivable, less provision for credit losses of $3,775 and $3,506, respectively	64,249	59,040
Accounts receivable - other	24,087	26,626
Other current assets	16,084	10,555
Total current assets	139,990	137,583
Fixed assets:
Furniture and equipment	67,891	68,128
Leasehold improvements	58,985	51,105
Fixed assets, gross	126,876	119,233
Less accumulated depreciation and amortization	(91,225)	(87,093)
Fixed assets, net	35,651	32,140
Operating lease right-of-use assets	144,197	133,936
Investment in unconsolidated affiliate	12,275	12,190
Goodwill	692,392	667,152
Other identifiable intangible assets, net	172,861	179,311
Other assets	6,644	5,155
Total assets	$1,204,010	$1,167,467

LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST, USPH SHAREHOLDERS’ EQUITY AND NON-CONTROLLING INTEREST
Current liabilities:
Accounts payable - trade	$6,059	$5,936
Accrued expenses	80,982	59,513
Current portion of operating lease liabilities	42,134	39,835
Current portion of term loan and notes payable	9,865	10,999
Total current liabilities	139,040	116,283
Notes payable, net of current portion	417	903
Revolving facility	30,500	11,000
Term loan, net of current portion and deferred financing costs	121,677	130,627
Deferred taxes	28,391	29,465
Operating lease liabilities, net of current portion	110,572	101,868
Other long-term liabilities	3,214	18,275
Total liabilities	433,811	408,421

Redeemable non-controlling interest - temporary equity	293,311	269,025

Commitments and Contingencies

U.S. Physical Therapy, Inc. (“USPH”) shareholders’ equity:
Preferred stock, $0.01 par value, 500,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.01 par value, 20,000,000 shares authorized, 17,418,621 and 17,309,120 shares issued, respectively	174	172
Additional paid-in capital	285,522	290,321
Accumulated other comprehensive gain	714	2,799
Retained earnings	227,216	227,265
Treasury stock at cost, (2,296,059 and 2,214,737 shares at December 31, 2025 and 2024, respectively)	(37,194)	(31,628)
Total USPH shareholders’ equity	476,432	488,929
Non-controlling interest - permanent equity	456	1,092
Total USPH shareholders’ equity and non-controlling interest - permanent equity	476,888	490,021
Total liabilities, redeemable non-controlling interest, USPH shareholders’ equity and non-controlling interest - permanent equity	$1,204,010	$1,167,467

The accompanying notes are an integral part of these Consolidated Financial Statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF NET INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	For the Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023

Net patient revenue	$650,429	$560,553	$514,556
Other revenue	130,561	110,792	90,246
Net revenue	780,990	671,345	604,802
Operating cost:
Salaries and related costs	461,890	399,394	353,390
Rent, supplies, contract labor and other	140,431	118,910	108,596
Depreciation and amortization	21,059	17,853	14,960
Provision for credit losses	7,647	6,912	6,172
Clinic closure costs - lease and other	270	4,355	175
Total operating cost	631,297	547,424	483,293

Gross profit	149,693	123,921	121,509

Corporate office costs	69,260	58,290	51,953
(Gain) loss on change in fair value of contingent earn-out consideration	(6,244)	219	1,550
Impairment of goodwill and other intangible assets	-	-	17,495
Impairment on assets held for sale	-	2,418	-
Operating income	86,677	62,994	50,511

Other (expense) income
Interest expense, debt and other	(9,459)	(8,015)	(9,303)
Interest income from investments	105	3,941	3,774
Change in revaluation of put-right liability	(1,322)	(82)	2,582
Equity in earnings of unconsolidated affiliate	1,477	1,014	955
Loss on sale of partnership	(123)	-	-
Relief Funds	-	-	467
Other	458	357	390
Total other expense	(8,864)	(2,785)	(1,135)
Income before taxes	77,813	60,209	49,376

Provision for income taxes	19,808	14,609	12,156
Net income	58,005	45,600	37,220

Less: Net income attributable to non-controlling interest:
Redeemable non-controlling interest - temporary equity	(13,849)	(10,044)	(4,426)
Non-controlling interest - permanent equity	(4,573)	(4,132)	(4,555)
	(18,422)	(14,176)	(8,981)

Net income attributable to USPH shareholders	$39,583	$31,424	$28,239

Basic and diluted earnings per share attributable to USPH shareholders	$1.42	$1.84	$1.28

Shares used in computation - basic and diluted	15,175	15,064	14,188

Dividends declared per common share	$1.80	$1.76	$1.72

The accompanying notes are an integral part of these Consolidated Financial Statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS)

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023

Net income	$58,005	$45,600	$37,220
Other comprehensive income
Unrealized (loss) gain on cash flow hedge	(2,838)	23	(1,642)
Tax effect at statutory rate (federal and state)	753	(6)	420
Comprehensive income	$55,920	$45,617	$35,998

Comprehensive income attributable to non-controlling interest	(18,422)	(14,176)	(8,981)
Comprehensive income attributable to USPH shareholders	$37,498	$31,441	$27,017

The accompanying notes are an integral part of these Consolidated Financial Statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(IN THOUSANDS)

	U.S. Physical Therapy, Inc.
	Common Stock		Additional	Accumulated Other	Retained	Treasury Stock		Total Shareholders’	Non-Controlling
	Shares	Amount	Paid-In Capital	Comprehensive Gain	Earnings	Shares	Amount	Equity	Interests	Total

Balance January 1, 2023	15,216	$152	$110,317	$4,004	$232,948	(2,215)	$(31,628)	315,793	$1,260	317,053
Net income attributable to USPH shareholders	-	-	-	-	28,239	-	-	28,239	-	28,239
Net income attributable to non-controlling interest - permanent equity	-	-	-	-	-	-	-	-	4,555	4,555
Issuance of restricted stock, net of cancellations	70	-	-	-	-	-	-	-	-	-
Issuance of common stock, pursuant to the secondary public offering, net of issuance costs	1,916	20	163,626	-	-	-	-	163,646	-	163,646
Revaluation of redeemable non-controlling interest	-	-	-	-	(13,564)	-	-	(13,564)	-	(13,564)
Compensation expense - equity-based awards	-	-	7,236	-	-	-	-	7,236	-	7,236
Sale of non-controlling interest	-	-	-	-	-	-	-	-	4	4
Purchase of partnership interests - non-controlling interest	-	-	(83)	-	-	-	-	(83)	(36)	(119)
Dividends payable to USPH shareholders	-	-	-	-	(24,128)	-	-	(24,128)	-	(24,128)
Distributions to non-controlling interest partners - permanent equity	-	-	-	-	-	-	-	-	(4,567)	(4,567)
Deferred taxes related to redeemable non-controlling interest - temporary equity	-	-	-	-	587	-	-	587	-	587
Other comprehensive loss	-	-	-	(1,222)	(2)	-	-	(1,224)	-	(1,224)
Other	-	-	-	-	(308)	-	-	(308)	-	(308)
Balance December 31, 2023	17,202	$172	$281,096	$2,782	$223,772	(2,215)	$(31,628)	$476,194	$1,216	$477,410

	U.S. Physical Therapy, Inc.
	Common Stock		Additional	Accumulated Other	Retained	Treasury Stock		Total Shareholders’	Non-Controlling
	Shares	Amount	Paid-In Capital	Comprehensive Gain	Earnings	Shares	Amount	Equity	Interests	Total

Balance January 1, 2024	17,202	$172	$281,096	$2,782	$223,772	(2,215)	$(31,628)	476,194	$1,216	477,410
Net income attributable to USPH shareholders	-	-	-	-	31,424	-	-	31,424	-	31,424
Net income attributable to non-controlling interest - permanent equity	-	-	-	-	-	-	-	-	4,132	4,132
Issuance of restricted stock, net of cancellations	107	-	1,500	-	-	-	-	1,500	-	1,500
Revaluation of redeemable non-controlling interest	-	-	-	-	(4,964)	-	-	(4,964)	-	(4,964)
Compensation expense - equity-based awards	-	-	7,656	-	-	-	-	7,656	-	7,656
Sale of non-controlling interest	-	-	229	-	-	-	-	229	-	229
Purchase of partnership interests - non-controlling interest	-	-	(760)	-	-	-	-	(760)	(124)	(884)
Dividends payable to USPH shareholders	-	-	-	-	(26,540)	-	-	(26,540)	-	(26,540)
Distributions to non-controlling interest partners - permanent equity	-	-	-	-	-	-	-	-	(4,133)	(4,133)
Deferred taxes related to redeemable non-controlling interest - temporary equity	-	-	-	-	540	-	-	540	-	540
Other comprehensive gain	-	-	-	17	-	-	-	17	-	17
Transfer of compensation liability for certain stock issued pursuant to long-term incentive plans	-	-	600	-	-	-	-	600	-	600
Transfer of RNCI due to separation agreement	-	-	-	-	3,033	-	-	3,033	-	3,033
Other	-	-	-	-	-	-	-	-	1	1
Balance December 31, 2024	17,309	$172	$290,321	$2,799	$227,265	(2,215)	$(31,628)	$488,929	$1,092	$490,021

	U.S. Physical Therapy, Inc.
	Common Stock		Additional	Accumulated Other	Retained	Treasury Stock		Total Shareholders’	Non-Controlling
	Shares	Amount	Paid-In Capital	Comprehensive Loss	Earnings	Shares	Amount	Equity	Interests	Total

Balance January 1, 2025	17,309	$172	$290,321	$2,799	$227,265	(2,215)	$(31,628)	$488,929	$1,092	$490,021
Net income attributable to USPH shareholders	-	-	-	-	39,583	-	-	39,583	-	39,583
Net income attributable to non-controlling interest - permanent equity	-	-	-	-	-	-	-	-	4,573	4,573
Issuance of restricted stock, net of cancellations	110	2	-	-	-	-	-	2	-	2
Revaluation of redeemable non-controlling interest	-	-	-	-	(24,521)	-	-	(24,528)	-	(24,528)
Compensation expense - equity-based awards	-	-	7,812	-	-	-	-	7,812	-	7,812
Sale of non-controlling interest	-	-	(76)	-	-	-	-	(76)	(26)	(102)
Dividends paid to USPH shareholders	-	-	-	-	(27,362)	-	-	(27,362)	-	(27,362)
Distributions to non-controlling interest partners - permanent equity	-	-	-	-	-	-	-	-	(4,499)	(4,499)
Deferred taxes related to redeemable non-controlling interest - temporary equity	-	-	-	-	11,998	-	-	11,998	-	11,998
Other comprehensive gain	-	-	-	(2,085)	-	-	-	(2,085)	-	(2,085)
Transfer of compensation liability for certain stock issued pursuant to long-term incentive plans	-	-	721	-	-	-	-	721	-	721
Purchase of non-controlling interest (permanent equity)	-	-	(7,836)	-	-	-	-	(7,836)	(307)	(8,143)
Transfer from non-controlling interest (permanent equity) to redeemable non-controlling interest (temporary equity)	-	-	(5,236)	-	-	-	-	(5,236)	(518)	(5,754)
Repurchase of common stock	-	-	-	-	-	(81)	(5,566)	(5,566)	-	(5,566)
Other	-	-	(184)	-	253	-	-	76	141	217
Balance December 31, 2025	17,419	$174	$285,522	$714	$227,216	$(2,296)	$(37,194)	$476,432	$456	$476,888

The accompanying notes are an integral part of these Consolidated Financial Statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
OPERATING ACTIVITIES
Net income including non-controlling interest	$58,005	$45,600	$37,220
Adjustments to reconcile net income including non-controlling interest to net cash provided by operating activities:
Depreciation and amortization	22,391	18,681	15,695
Provision for credit losses	7,647	6,912	6,172
Equity-based awards compensation expense	8,270	7,823	7,236
Amortization of debt issue costs	422	422	420
Change in deferred income taxes	11,406	5,365	4,490
Change in revaluation of put-right liability	1,322	82	(2,582)
Change in fair value of contingent earn-out consideration	(6,244)	219	1,550
Equity of earnings in unconsolidated affiliate	(1,477)	(1,014)	(955)
Loss on sale of clinics and fixed assets	383	836	166
Loss on sale of partnership	123	-	-
Impairment of goodwill and other intangible assets	-	-	17,495
Impairment of assets held for sale	-	2,418	-
Changes in operating assets and liabilities:
Patient accounts receivable, net	(11,955)	(5,346)	(5,645)
Accounts receivable - other	2,895	(6,548)	(356)
Other current and long term assets	(10,418)	(818)	(197)
Accounts payable and accrued expenses	(7,798)	1,713	15
Other long-term liabilities	86	(1,405)	1,254
Net cash provided by operating activities	75,058	74,940	81,978

INVESTING ACTIVITIES
Purchase of fixed assets	(14,071)	(9,186)	(9,294)
Purchase of majority interest in businesses, net of cash acquired	(15,674)	(133,087)	(26,582)
Purchase of redeemable non-controlling interest, temporary equity	(9,917)	(8,052)	(10,986)
Purchase of non controlling interest, permanent equity	(273)	(1,004)	(281)
Proceeds on sale of non-controlling interest, permanent equity	30	26	102
Repayment of notes receivable related to sales of redeemable non-controlling interest	531	551	510
Proceeds on sale of partnership interest - redeemable non-controlling interest, temporary equity	186	79	875
Distributions from unconsolidated affiliate	1,411	1,080	830
Proceeds on sale of partnership interest, clinics and fixed assets	700	-	-
Other	364	143	(189)
Net cash used in investing activities	(36,713)	(149,450)	(45,015)

FINANCING ACTIVITIES
Proceeds from issuance of common stock pursuant to the secondary public offering, net of issuance costs	-	-	163,646
Proceeds from revolving facility	189,500	19,000	24,000
Distributions to non-controlling interest, permanent and temporary equity	(19,269)	(14,711)	(16,100)
Cash dividends paid to shareholders	(27,362)	(26,540)	(24,128)
Payments on revolving facility	(170,000)	(8,000)	(55,000)
Payments on term loan	(9,375)	(3,750)	(3,750)
Cash used for the repurchase of common stock	(5,566)	-	-
Principal payments on notes payable	(2,065)	(2,952)	(4,400)
Net cash (used in) provided by financing activities	(44,137)	(36,953)	84,268

Net (decrease) increase in cash and cash equivalents	(5,792)	(111,463)	121,231
Cash and cash equivalents - beginning of period	41,362	152,825	31,594
Cash and cash equivalents - end of period	$35,570	$41,362	$152,825

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$14,348	$4,823	$4,926
Interest paid	9,431	7,209	8,655
Non-cash investing and financing transactions during the period:
Purchase of businesses - seller financing portion	300	2,060	1,815
Liabilities assumed associated with a purchase of a business	-	670	524
Fair market value of initial contingent consideration related to purchase of businesses	5,292	17,672	200
Notes payable related to purchase of redeemable non-controlling interest, temporary equity	173	71	1,087
Payable related to the purchase of redeemable non-controlling interest, temporary equity	3,934	-	-
Offset to notes receivable associated with purchase of redeemable non-controlling interest	358	726	-
Notes receivable related to sale of redeemable non-controlling interest	-	1,890	4,136
Notes payable related to the purchase of non-controlling interest, permanent equity	-	-	200
Payable related to the purchase of non-controlling interest, permanent equity	8,144	-	-
Notes receivable related to the sale of non-controlling interest, permanent equity	73	282	458
Issuance of restricted stock related to purchase of business	-	1,500	-

The accompanying notes are an integral part of these Consolidated Financial Statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2025, 2024 and 2023

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

During the last three years, the Company completed the acquisitions of the following clinic practices and IIP businesses detailed below:

		% Interest	Number of
Acquisition	Date	Acquired	Clinics
July 2025 Acquisition	July 31, 2025	60%	3
April 2025 Acquisition	April 30, 2025	40%*	**
February 2025 Acquisition	February 28, 2025	65%	3
November 2024 Acquisition	November 30, 2024	75%	8
October 2024 Acquisition	October 31, 2024	50%	50
August 2024 Acquisition	August 31, 2024	70%	8
April 2024 Acquisition	April 30, 2024	***	****
March 2024 Acquisition	March 29, 2024	50%	9
October 2023 Acquisition	October 31, 2023	*****	****
September 2023 Acquisition 1	September 29, 2023	70%	4
September 2023 Acquisition 2	September 29, 2023	70%	1
July 2023 Acquisition	July 31, 2023	70%	7
May 2023 Acquisition	May 31, 2023	45%	4
February 2023 Acquisition	February 28, 2023	80%	1

*
On April 30, 2025, the Company acquired an outpatient home care practice that provides speech and occupational therapy through its 50% owned subsidiary MSO Metro LLC. (“Metro”). After the transaction, the Company’s ownership interest is 40%, the local partners have an ownership interest of 40% and the practice’s preacquisition owners have a 20% ownership interest.

**	Home-care business
***	On April 30, 2024, one of our primary IIP businesses, Briotix Health Limited Partnership, acquired 100% of an IIP business.
****	IIP business
*****	On October 31, 2023, we concurrently acquired 100% of an IIP business and a 55% equity interest in an ergonomics software business (“October 2023 Acquisition”).

Besides the multi-clinic acquisitions referenced in the table above, during 2025, 2024, and 2023 we purchased the assets and businesses of fourteen, eight and nine physical therapy clinics, respectively, which were tucked into larger partnerships in separate transactions.

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

Impairment of Goodwill, Other Indefinite-Lived Intangible Assets and Long-Lived Assets

The Company operates its business through two segments consisting of physical therapy clinics and an IIP business. For purposes of goodwill impairment analysis, our operating segments are further disaggregated into reporting units. Reporting units within our physical therapy business are comprised of seven regions, which are primarily based on each clinic’s geographic location and are consistent with the manner in which management organizes operations and evaluates performance. In addition to the seven regions in 2025 and 2024 and six regions in 2023, the IIP business consisted of two reporting units for 2025, 2024 and 2023.

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

No impairment charges were recognized in 2025. The Company recorded a non-cash impairment charge of $2.4 million related to assets held-for-sale (described in Note 7, Assets Held for Sale), of which $1.6 million was attributed to referral relationships, $0.5 million was attributed to tradename and $0.3 million was attributed to other assets, during the year ended December 31, 2024, and a non-cash impairment charge of $17.5 million, of which $15.8 million of goodwill and $1.7 million of tradename, during the year ended December 31, 2023. The impairment charge during the year ended December 31, 2023 was related to a reporting unit in the IIP business as a result of a change in the reporting unit’s current and projected operating income as well as various market inputs based on current market conditions.

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

Revenue from management agreements with third-party physicians and hospitals, which is also included in other revenue, is derived from contractual arrangements whereby the Company manages a clinic for third party physicians and hospitals. The Company does not have any ownership interest in these clinics. Typically, revenue is determined based on the number of visits conducted at the clinic and recognized at a point in time when services are performed. Costs, typically salaries for the Company’s employees, are recorded when incurred. Management contract revenue was $9.6 million, $9.8 million, and $8.6 million for the years ended December 31, 2025, December 31, 2024, and December 31, 2023, respectively.

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

Contractual Allowances

The allowance for estimated contractual adjustments is based on terms of payor contracts and historical collection and write-off experience. Contractual allowances result from the differences between the rates charged for services performed and expected reimbursements by both insurance companies and government sponsored healthcare programs for such services. Medicare regulations and the various third-party payors and managed care contracts are often complex and may include multiple reimbursement mechanisms payable for the services provided in Company clinics. The Company estimates contractual allowances based on its interpretation of the applicable regulations, payor contracts and historical calculations. Each month the Company estimates its contractual allowance for each clinic based on payor contracts and the historical collection experience of the clinic and applies an appropriate contractual allowance reserve percentage to the gross accounts receivable balances for each payor of the clinic. Based on the Company’s historical experience, calculating the contractual allowance reserve percentage at the payor level is sufficient to allow the Company to provide the necessary detail and accuracy with its collectability estimates. However, the services authorized and provided and related reimbursement are subject to interpretation that could result in payments that differ from the Company’s estimates. Payor terms are periodically revised necessitating continual review and assessment of the estimates made by management. The Company’s billing system does not capture the exact change in its contractual allowance reserve estimate from period to period in order to assess the accuracy of its revenues and hence its contractual allowance reserves. Management regularly compares its cash collections to corresponding net revenues measured both in the aggregate and on a clinic-by-clinic basis. In the aggregate, historically the difference between net revenues and corresponding cash collections for any fiscal year has generally reflected a difference not exceeding 1.5% of net revenues.

Provision for Credit Losses

The Company determines allowances for credit losses based on the specific agings and payor classifications at each clinic. The provision for credit losses is included in operating costs in the consolidated statements of net income. Patient accounts receivable, which are stated at the historical carrying amount net of contractual allowances, write-offs and provision for credit losses, includes only those amounts the Company estimates to be collectible. The Company’s accounts receivable balance, less provision for credit losses was $64.2 million as of December 31, 2025, $59.0 million as of December 31, 2024 and $51.8 million as of December 31, 2023.

Leases

We account for leases in accordance with ASC 842 - Leases which requires certain leases to be recognized on the balance sheet.

The Company evaluates whether a contract is or contains a lease at the inception of the contract. Upon lease commencement, the date on which a lessor makes the underlying asset available to the Company for use, the Company classifies the lease as either an operating or finance lease. Most of the Company’s facility leases are classified as operating leases.

A right-of-use asset represents the Company’s right to use an underlying asset for the lease term while the lease liability represents an obligation to make lease payments arising from a lease. Right-of-use assets and lease liabilities are measured at the present value of the remaining fixed lease payments at lease commencement. As most of the Company’s leases do not specify an implicit rate, the Company uses its incremental borrowing rate, which coincides with the lease term at the commencement of a lease, in determining the present value of its remaining lease payments. The Company’s operating lease terms are generally five years or less.  The Company’s leases may also specify extension or termination clauses; these options are factored into the measurement of the lease liability when it is reasonably certain that the Company will exercise the option. Operating fixed lease expense is recognized on a straight-line basis over the lease term. Variable lease payment amounts that cannot be determined at the commencement of the lease such as increases in lease payments based on changes in index rates or usage are not included in the right-of-use assets or operating lease liabilities. These are expensed as incurred and recorded as variable lease expense. These variable lease payment amounts include, but are not limited to, taxes, insurance, utilities, common area maintenance, and other operating costs.

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

The CARES Act includes changes to certain tax law related to net operating losses and the deductibility of interest expense and depreciation. ASC 740, Income Taxes requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. The legislation had no effect on the Company’s deferred income taxes and current income taxes payable during the years ended December 31, 2025, 2024 and 2023.
The Company records interest or penalties in interest and other expense, in the consolidated statements of net income. The Company did not have any interest or penalties in each of the years ended December 31, 2025, 2024 and 2023.

On July 4, 2025, the President signed H.R. 1, the One Big Beautiful Bill Act, into law. The legislation did not have a material impact on the Company’s income tax expense for the year ended December 31, 2025, nor did it materially change the Company’s effective income tax rate for 2025. The Company will continue to evaluate interpretive guidance and any incremental impacts in subsequent periods.

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

The carrying amounts reported in the balance sheets for cash and cash equivalents, contingent earn-out payments, accounts receivable, accounts payable and notes payable approximate their fair values due to the short-term maturity of these financial instruments. The carrying amount under the Credit Agreement approximates the fair value due to the proximity of the debt issue date and the balance sheet date and the variable component of interest on debt. The interest rate on the Credit Agreement is variable and is based, at the Company’s election, on either the Secured Overnight Financing Rate (“SOFR”) or the prime rate, in each case plus an applicable margin.

The put right allows the current owners of an IIP business to sell up to 94% of their equity interests to the Company. The put right represents a derivative liability and is measured at fair value on a recurring basis using Level 3 inputs. Gains or losses from the remeasurement of this liability are recognized in the income statement as a component of other income (expense).

The put right was valued at approximately $2.3 million and $1.0 million on December 31, 2025 and 2024, respectively, and is included in Other long-term liabilities in the Company’s consolidated balance sheets.

In determining the value of the put right as of December 31, 2025 and 2024, the Company used a Monte Carlo simulation model utilizing the following unobservable inputs: (i) the current estimated market value of the equity interests (ii) expected volatility based on observable trading history of peer companies and (iii) discount rate. The estimated market value of the equity interests was $68.4 million and $38.2 million as of December 31, 2025 and December 31, 2024, respectively. The expected volatility was 20% for both December 31, 2025 and 2024.The discount rate used in the Monte Carlo simulation was 10.91% and 11.59% as of December 31, 2025, and 2024 respectively.

The holders of the put right may first exercise this right beginning in January 2027. Whether the holders exercise the put right is outside of the Company’s control. If the put right is exercised, the Company is required to purchase a designated portion of the separate company’s equity interests at a purchase price based on the separate business’ historical earnings, multiplied by the EBITDA multiple expressed in the agreement, and multiplied again by the percentage of equity interests subject to the put right. If the put right were to be exercised at December 31, 2025, it is estimated that the Company would pay $52.4 million for an 80% stake in the business. Because the formula in the put right uses a pre-determined multiple of the separate business’ historical earnings, the resulting purchase price may vary compared to the fair value of such equity interests at the time of exercise.

The valuation of the Company’s interest rate derivative is measured as the present value of all expected future cash flows based on SOFR-based yield curves. The present value calculation uses discount rates that have been adjusted to reflect the credit quality of the Company and its counterparty which is a Level 2 fair value measurement. The fair value of the interest rate swap on December 31, 2025, was $0.9 million, of which $0.7 million has been included within other current assets and $2.0 million has been included in other assets in the accompanying Consolidated Balance Sheet. The impact of the interest rate swap on the accompanying Consolidated Statements of Comprehensive Income was an unrealized loss of $2.1 million, net of tax for the year December 31, 2025, and an unrealized gain of $0.1 million, net of tax, for the year ended December 31, 2024.

The consideration for some of the Company’s acquisitions includes future payments that are contingent upon the occurrence of future operational objectives being met. The Company estimates the fair value of contingent consideration obligations through valuation models designed to estimate the probability of such contingent payments based on various assumptions and incorporating estimated success rates. These fair value measurements are based on significant inputs not observable in the market. Substantial judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, changes in assumptions could have a material impact on the amount of contingent consideration expense the Company records in any given period. The Company determined the fair value of its contingent consideration obligations to be $12.3 million and $17.6 million on December 31, 2025, and 2024, respectively.

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

Self-Insurance Program

The Company utilizes a self-insurance plan for its employee group health and dental insurance coverage administered by a third party. Predetermined loss limits have been arranged with the insurance company to minimize the Company’s maximum liability and cash outlay. Accrued expenses include the estimated incurred but unreported costs to settle unpaid claims and estimated future claims. The management believes that the current accrued amounts are sufficient to pay claims arising from self-insurance claims incurred through December 31, 2025.

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

Recently Adopted Accounting Guidance

On July 4, 2025, the President signed H.R. 1, the One Big Beautiful Bill Act, into law. The legislation did not have a material impact on the Company’s income tax expense for the year ended December 31, 2025, nor did it materially change the Company’s effective income tax rate for 2025.

On December 14, 2023, the FASB issued ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disclosure on an annual basis, a tabular reconciliation, including both amount and percentage of specific categories of the effective tax rate reconciliation, including state and local income taxes (net of Federal taxes), foreign taxes, effects of changes in tax laws and regulations, effects of cross-border tax laws, tax credits, changes in valuation allowances, nontaxable and nondeductible items and changes in unrecognized tax benefits. Additional disclosures are required for certain items exceeding five percent of income from continuing operations multiplied by the statutory income tax rate. The standard also requires disclosure of income taxes paid between Federal, state and foreign jurisdictions, including further disaggregation of those payments exceeding five percent of the total income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, and early adoption is permitted. The Company adopted this standard as of January 1, 2025, utilizing the prospective application as permitted in the standard and has included all required disclosures with this Form 10-K for the year ended December 31, 2025.  See Note 14 for further information on the Company’s income taxes.

Recently Accounting Guidance Not Yet Adopted

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

3. Earnings Per Share

Basic and diluted earnings per share is computed using the two-class method, which is an earnings allocation method that determines earnings per share for common shares and participating securities. The restricted stock the Company grants are participating securities containing non-forfeitable rights to receive dividends. Accordingly, any unvested shares of restricted stock is included in the basic and diluted earnings per share computation. Additionally, in accordance with current accounting guidance, the revaluation of redeemable non-controlling interest (see Note 6 Redeemable Non-Controlling Interest), net of tax, charged directly to retained earnings is included in the earnings per basic and diluted share calculation. We compute basic and diluted earnings per common share by dividing net earnings by the respective weighted average number of common shares outstanding for the periods presented.

The table below shows the calculation of basic and diluted earnings for the periods presented. The Company’s improved performance during the twelve months ended December 31, 2025, increased the value of redeemable non-controlling interests by $24.5 million, which reduced earnings per share.

	For the Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
	(In thousands, except per share data)
Computation of earnings per share - USPH shareholders:
Net income attributable to USPH shareholders	$39,583	$31,424	$28,239
Charges to retained earnings:
Revaluation of redeemable non-controlling interest	(24,521)	(4,964)	(13,565)
Tax effect at statutory rate (federal and state)	6,510	1,268	3,466
	$21,572	$27,728	$18,140

Earnings per share (basic and diluted)	$1.42	$1.84	$1.28

Shares used in computation:
Basic and diluted earnings per share - weighted-average shares	15,175	15,064	14,188

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

The finalized purchase prices plus the fair value of the non-controlling interests for the acquisitions in 2024 and 2023 were allocated to the fair value of the assets acquired, inclusive of identifiable intangible assets, i.e. trade names, referral relationships and non-compete agreements, and liabilities assumed based on the fair values at the acquisition date, with the amount exceeding the fair values being recorded as goodwill. For the acquisitions in 2025, the Company is in the process of completing its formal valuation analysis to identify and determine the fair value of tangible and identifiable intangible assets acquired and the liabilities assumed. Thus, the final allocation of the purchase price may differ from the preliminary estimates used at December 31, 2025 based on additional information obtained and completion of the valuation of the identifiable intangible assets. Changes in the estimated valuation of the tangible assets acquired, the completion of the valuation of identifiable intangible assets and the completion by the Company of the identification of any unrecorded pre-acquisition contingencies, where the liability is probable and the amount can be reasonably estimated, will likely result in adjustments to goodwill. The Company does not expect the adjustments to be material.

During 2025, 2024 and 2023, the Company acquired a majority interest in the following businesses:

2025 Acquisitions

		% Interest	Number of
Acquisition	Date	Acquired	Clinics
July 2025 Acquisition	July 31, 2025	60%	3
April 2025 Acquisition	April 30, 2025	40%**	*
February 2025 Acquisition	February 28, 2025	65%	3

*	Home-care business
**
On April 30, 2025, the Company acquired an outpatient home care practice that provides speech and occupational therapy through its 50% owned subsidiary Metro. After the transaction, the Company’s ownership interest is 40%, the local partners have an ownership interest of 40% and the practice’s preacquisition owners have a 20% ownership interest.

The purchase price plus the fair value of the non-controlling interest for the acquisitions after December 31, 2024 was allocated to the fair value of the assets acquired, inclusive of identifiable intangible assets (i.e. tradenames, referral relationships, customer relationships and non-compete agreements) and liabilities assumed based on the estimated fair values at the acquisition date, with the amount in excess of fair values being recorded as goodwill. The Company is in the process of completing its formal valuation analysis of the above-mentioned acquisitions in order to identify and determine the fair value of tangible and identifiable intangible assets acquired and the liabilities assumed. Thus, the final allocation of the purchase price may differ from the preliminary estimates used on December 31, 2025, based on additional information obtained and completion of the valuation of the identifiable intangible assets. Changes in the estimated valuation of the tangible assets acquired, the completion of the valuation of identifiable intangible assets and the completion by the Company of the identification of any unrecorded pre-acquisition contingencies, where the liability is probable and the amount can be reasonably estimated, will likely result in adjustments to goodwill. The Company does not expect the adjustments to be material. The Company continues to evaluate the components for the purchase price allocations for acquisitions after December 31, 2024.

On July 31, 2025, the Company acquired a 60% equity interest in a three-clinic practice with the practice owners retaining a 40% equity interest. The purchase price for the 60% equity interest was approximately $7.9 million, of which $7.6 million was paid in cash and $0.3 million is in the form of a note payable. The note accrues interest at 5.0% per annum and the principal and interest is payable on July 31, 2027. As part of this transaction, the Company agreed to additional consideration if future operational objectives are met. The contingent consideration was valued at $2.8 million as of December 31, 2025.

On April 30, 2025, the Company acquired an outpatient home-care physical and speech therapy practice through its 50%-owned subsidiary, Metro. After the transaction, the Company’s ownership interest is 40%, the local partners have an ownership interest of 40% and the practice’s preacquisition owners have a 20% ownership interest. The purchase price for the 80% equity interest was approximately $2.3 million which was paid in cash.  As part of this transaction, the Company agreed to additional consideration if future operational objectives are met. The maximum amount of additional contingent consideration due under this agreement is $1.8 million. The contingent consideration was valued at $1.0 million as of December 31, 2025.

On February 28, 2025, the Company acquired a 65% interest in a physical therapy practice with three clinic locations. The prior owner retained a 35% ownership interest. The purchase price for the 65% interest was approximately $3.8 million, which was paid in cash. As part of this transaction, the Company agreed to additional consideration if future operational objectives are met by the business. The maximum amount of additional contingent consideration due under this agreement is $1.3 million. The contingent consideration was valued at $0.5 million as of December 31, 2025.

Besides the multi-clinic acquisitions referenced above, the Company purchased the assets and business of 14 physical therapy clinics during 2025, which were tucked into larger partnerships in separate transactions.

The following table provides details on the preliminary purchase price allocation for the 2025 acquisitions described above.

Physical Therapy
Operations
(In thousands)
Cash paid, net of cash acquired	$15,614
Contingent payments	5,730
Payable	300
Total consideration	$21,644

Estimated fair value of net tangible assets acquired:
Total current assets	$918
Total non-current assets	345
Total liabilities	(495)
Net tangible assets acquired	768
Customer and referral relationships	5,981
Non-compete agreement	310
Tradenames	1,442
Goodwill	21,198
Fair value of non-controlling interest (classified as redeemable non-controlling interest)	(8,055)
$21,644

Total current assets primarily represent accounts receivable while total non-current assets consist of fixed assets and equipment.

For the acquisitions in 2025, the values assigned to the customer and referral relationships and non-compete agreement are being amortized on a straight-line basis over their respective estimated lives. For customer and referral relationships, the weighted-average amortization period is 12.0 years. For the non-compete agreements, the weighted-average amortization period is 6.0 years. The values assigned to tradenames are tested annually for impairment.

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

The Company paid a purchase price of approximately $76.5 million, $75.0 million of which was funded by our cash on hand and the remaining $1.5 million through the issuance of 18,358 shares of the Company’s common stock based on a trailing five-day average as of the day immediately prior to closing. The shares of the Company’s common stock were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act. The Purchase Agreement also included an earnout where the sellers can earn up to $20.0 million of additional consideration if certain performance criteria relating to the Metro business are achieved. The contingent consideration was valued at $7.4 million on December 31, 2025.

On August 31, 2024, the Company acquired a 70% equity interest in an eight-clinic practice physical therapy and the original practice owners retained a 30% equity interest (“August 2024 Acquisition”). The purchase price for the 70% equity interest was approximately $2.0 million. As part of the transaction, the Company agreed to additional contingent consideration if future operational and financial objectives are met. The maximum amount of additional contingent consideration due under this agreement is $3.6 million.  The contingent consideration was valued at $0.5 million on December 31, 2025.

On April 30, 2024 the Company acquired 100% of an IIP business (“April 2024 Acquisition”), through one of its primary IIP businesses, Briotix Health Limited Partnership, for a purchase price of approximately $24.0 million, of which $0.5 million was in the form of a note payable. The principal and the interest has been paid as of December 31, 2025. As part of the transaction, the Company agreed to additional contingent consideration if future operational objectives are met by the business. The maximum amount of additional contingent consideration due under this agreement is $10.0 million. In August 2025, the Company paid $1.9 million in full settlement of the contingent consideration.

On March 29, 2024, the Company acquired a 50% equity interest in a nine-clinic physical therapy and hand therapy practice (“March 2024 Acquisition”). The original owners of the practice retained the remaining 50%. The purchase price for the 50% equity interest was approximately $16.4 million, of which $0.5 million was in the form of a note payable. The note accrues interest at 4.5% per annum and the principal and the interest are payable on March 29, 2026. As part of the transaction, the Company agreed to additional contingent consideration if future operational and financial objectives are met. There is no maximum payout. In November 2025, the Company paid $2.5 million in full settlement of the contingent consideration.

For the year ended December 31, 2024, besides the multi-clinic acquisitions referenced above, the Company purchased the assets and business of eight physical therapy clinics, which were tucked into larger partnerships in separate transactions.

The following table provides details on the purchase price allocations for the acquisitions completed in the twelve months ended December 31, 2024.

	For the Year Ended December 31, 2024
	Physical Therapy
	IIP	Operations	Total
	(In thousands)
Cash paid, net of cash acquired	$23,106	$109,981	$133,087
Seller note	455	1,220	1,675
Deferred payments	-	1,500	1,500
Contingent payments	2,100	15,571	17,671
Note Payable	-	302	302
Total consideration	$25,661	$128,574	$154,235

Estimated fair value of net tangible assets acquired:
Total current assets	$1,132	$9,175	$10,307
Total non-current assets	563	30,360	30,923
Total liabilities	(463)	(29,403)	(29,866)
Net tangible assets acquired	1,232	10,132	11,364
Customer and referral relationships	6,500	46,554	53,054
Non-compete agreement	210	3,818	4,028
Tradenames	1,400	16,567	17,967
Goodwill	16,319	151,645	167,964
Fair value of non-controlling interest (classified as redeemable non-controlling interest)	-	(100,142)	(100,142)
	$25,661	$128,574	$154,235

The purchase price plus the fair value of the non-controlling interests for the acquisitions in 2024 were allocated to the fair value of the assets acquired, inclusive of identifiable intangible assets, (i.e. trade names, referral relationships and non-compete agreements) and liabilities assumed based on the fair values at the acquisition date, with the amount exceeding the fair values being recorded as goodwill.

For the acquisitions in 2024, the values assigned to the customer and referral relationships and non-compete agreements are being amortized to expense equally over the respective estimated lives. For customer and referral relationships, the weighted-average amortization period is 15.6 years. For non-compete agreements, the weighted-average amortization period is 5.9 years. The values assigned to tradenames are tested annually for impairment.

Following are the supplemental consolidated financial results of U.S. Physical Therapy Inc. on an unaudited pro forma basis, as if the 2024 acquisitions had been consummated on January 1, 2024.

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

Variable Interest Entities

During 2024, the Company acquired interests in the March 2024 Acquisition and Metro and paid the purchase prices of approximately $16.4 million and $77 million, respectively, as of the dates and to the extent below.

Acquisition	Date	Acquired	Clinics
Metro	October 31, 2024	50%	50
March 2024 Acquisition	March 29, 2024	50%	9

The Company’s acquisitions include future payments that are contingent upon the occurrence of future operational objectives being met. The Company estimates the fair value of contingent consideration obligations through valuation models designed to estimate the probability of such contingent payments based on various assumptions and incorporating estimated success rates. These fair value measurements are based on significant inputs not observable in the market. Substantial judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. As of December 31, 2025, the Company’s contingent consideration obligation totaled $7.4 million related to the Metro acquisition. The contingent consideration associated with the March 2024 acquisition, which had a fair value of $2.5 million, was paid in full in November 2025.

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

Based on the provisions of the management agreements, the Company determined that these entities are variable interest entities. The Company’s ownership percentages in these entities is 50% as of December 31, 2025. The Company consolidates the VIEs since it controls the management and operating activities that are most significant to the VIEs’ economic performance and its ownership interests expose the Company to the risks and benefits that could potentially be significant to each VIE.

The assets of the VIEs recognized in consolidation may only be used to settle obligations of each respective VIE and may not be used to satisfy claims of the Company, and the creditors of each VIE do not have recourse to the Company’s general credit. As of December 31, 2025, and December 31, 2024, the total assets of the Company’s VIEs were $255.3 million and $231.3 million, respectively. As of December 31, 2025, and December 31, 2024, the total liabilities of the Company’s VIEs were $49.5 million and $31.9 million respectively.

The table below presents the operating results of the VIEs.

	December 31, 2025	December 31, 2024
	(In thousands)
Net revenue	$90,579	$19,138
Operating cost:
Salaries and related costs	53,901	11,903
Rent, supplies, contract labor and other	19,704	3,760
Depreciation and amortization	3,863	1,123
Provision for credit losses	592	188
Total operating cost	78,060	16,974
Gross profit	12,519	2,164
(Gain) on fair value adjustments	(758)	-
Other expense	14	3
Provision for income taxes	219	-
Net Income	$13,044	$2,161

2023 Acquisitions

		% Interest	Number of
Acquisition	Date	Acquired	Clinics
October 2023 Acquisition	October 31, 2023	**	*
September 2023 Acquisition 1	September 29, 2023	70%	4
September 2023 Acquisition 2	September 29, 2023	70%	1
July 2023 Acquisition	July 31, 2023	70%	7
May 2023 Acquisition	May 31, 2023	45%	4
February 2023 Acquisition	February 28, 2023	80%	1

*	IIP business
**	On October 31, 2023, we concurrently acquired 100% of an IIP business and a 55% equity interest in an ergonomics software business (“October 2023 Acquisition”).

On October 31, 2023, the Company concurrently acquired 100% of an IIP business and a 55% equity interest in the ergonomics software business. The previous owner of the ergonomics software business retained a 45% equity interest. The total purchase price of the combined businesses was approximately $4.0 million and was paid in cash.

On September 29, 2023, the Company acquired a 70% equity interest in a four-clinic physical therapy practice. The owner of the practice retained 30% of the equity interests. The purchase price for the 70% equity interest was approximately $6.0 million, of which $5.4 million was paid in cash, and $0.6 million was in the form of a note payable. The note accrues interest at 5.0% per annum and the principal and interest are payable in two installments. The first payment of principal and interest of $0.3 million was paid in January 2024, and the second installment of $0.3 million was due on September 30, 2025. The note was paid in full in August 2025.

In a separate transaction, on September 29, 2023, the Company acquired a 70% equity interest in a single clinic physical therapy practice. The owner of the practice retained 30% of the equity interests. The purchase price for the 70% equity interest was approximately $7.8 million, of which $7.4 million was paid in cash and $0.4 million was due as a deferred payment in September 2025. The note was paid in full on September 30, 2025.

On July 31, 2023, the Company acquired a 70% equity interest in a five-clinic practice. The practice’s owners retained a 30% equity interest. The purchase price for the 70% equity interest was approximately $2.1 million, of which $1.8 million was paid in cash and $0.3 million was due as a deferred payment in June 2025. The note was paid in full on June 30, 2025.

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

On February 28, 2023, the Company acquired an 80% interest in a one-clinic physical therapy practice. The practice’s owners retained 20% of the equity interests. The purchase price for the 80% equity interest was approximately $6.2 million, of which $5.8 million was paid in cash and $0.4 million in the form of a note payable. The note accrues interest at 4.5% per annum. The note was paid in full on February 28, 2025.

The purchase price for the 2023 acquisitions has been allocated as follows.

		Physical Therapy
	IIP	Operations	Total
	(In thousands)
Cash paid, net of cash acquired	$3,955	$22,627	$26,582
Seller notes	-	985	985
Contingent payments	-	830	830
Total consideration	-	200	200
	$3,955	$24,642	$28,597

Total current assets	$392	$1,141	$1,533
Total non-current assets	335	3,149	3,484
Total liabilities	(41)	(3,163)	(3,204)
Net tangible assets acquired	686	1,127	1,813
Customer and referral relationships	757	6,819	7,576
Non-compete agreements	37	329	366
Tradenames	187	1,680	1,867
Goodwill	2,562	25,521	28,083
Fair value of non-controlling interest (classified as redeemable non-controlling interest)	(274)	(10,834)	(11,108)
	$3,955	$24,642	$28,597

Total current assets primarily represent accounts receivable while total non-current assets consist of fixed assets and equipment used in the practice.

The purchase price plus the fair value of the non-controlling interests for the acquisitions in 2023 were allocated to the fair value of the assets acquired, inclusive of identifiable intangible assets, (i.e. trade names, referral relationships and non-compete agreements) and liabilities assumed based on the fair values at the acquisition date, with the amount exceeding the fair values being recorded as goodwill.

For the acquisitions in 2023, the values assigned to the customer and referral relationships and non-compete agreements are being amortized to expense equally over the respective estimated lives. For customer and referral relationships, the weighted-average amortization period is 12.0 years. For non-compete agreements, the weighted-average amortization period is 5.2 years. The values assigned to tradenames are tested annually for impairment.

5. Acquisitions and Sales of Non-Controlling Interests

During 2025, the Company acquired additional interests in partnerships which are included in non-controlling interests - permanent equity. The additional interests purchased in each of the partnerships ranged from 3% to 35.0%. The aggregated purchase price for acquired non-controlling interests – permanent equity was $8.4 million. The Company also sold interests in two partnerships for an aggregate price of $0.1 million. The non-controlling interests - permanent equity sold in each of the partnerships ranged from 1.0% to 12.9%.

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

Metro Acquisition

On October 31, 2024, the Company acquired a fifty percent (50%) equity interest in Metro, which is a management services organization providing management and administrative services to physical-therapist outpatient physical therapy clinics.  The Company serves as the Managing Member of Metro.  The Metro transaction was completed as described below.

1.        The Company entered into an agreement (the “Metro Purchase Agreement”) to acquire from the Metro owners (the “Metro Owners”) a 50% membership interest in Metro. The consideration for the acquisition was payable in the form of cash at closing and also contingent additional purchase price based on certain specified performance criteria (collectively, the “Metro Purchase Price”).

2.          The Company and the Metro Owners also executed an amended and restated operating agreement (the “Metro Operating Agreement”) for Metro that sets forth the rights and obligations of the members of Metro.

3.          As noted above, the Company did not purchase 100% of the membership interests in Metro and the Metro Owners retained a portion of the membership interest in Metro (“Metro Owners’ Interest”).

4.           The Company and the Metro Owners executed a non-compete agreement (the “Metro Non-Compete Agreement”) which restricts the Metro Owners from competing for a specified period of time (the “Metro Non-Compete Term”).

5.           The Metro Non-Compete Term commences as of the date of the closing of the Metro acquisition (the “Metro Closing Date”) and expires six years from the Metro Closing Date.

6            The Metro Non-Compete Agreement applies to the geography that is within 20 miles of any outpatient physical therapy practice owned or managed by Metro as of the Closing Date.

7.           The Metro Interim Put Right (as defined below) the Metro Put Right (as defined below), and the Metro Call Right (as defined below) do not have an expiration date. The Metro Operating Agreement contains provisions for the redemption of the Metro Owners’ Interest, either at the option of the Company (the “Metro Call Right”) or at the option of the Metro Owners (the “Metro Interim Put Right” and the “Metro Put Right”), as described below as follows:

a.	Metro Interim Put Right. The Metro Owners have the right to sell to the Company an aggregate of 20% of the Metro owners’ interests commencing on the 3rd anniversary of the Metro Closing Date;

b.
Metro Put Right.   Each of the Metro Owners has the right to sell their respective residual interests on or after the 6th anniversary of the Metro Closing Date, in the event the Metro chief executive officer (“Metro CEO”) no longer is employed by Metro, at the purchase price described below; and

c.
Metro Call Right.  If the Metro CEO’s employment with Metro is terminated, the Company thereafter shall have an irrevocable right to purchase from the Metro Owners their interests, in each case at the purchase price described below.

For the Metro Interim Put Right, the Metro Put Right and the Metro Call Right, the purchase price is derived from a formula based on a specified multiple of Metro’s trailing twelve months of earnings before interest, taxes, depreciation, amortization, and the Company’s internal management fee, less an allocable portion of any outstanding indebtedness (the “Metro Redemption Amount”).

The Metro Interim Put Right, the Metro Put Right and the Metro Call Right do not have an expiration date.

Neither the Metro Operating Agreement nor the Metro Non-Compete Agreement contain any provision to escrow or “claw back” the equity interest in Metro held by the Metro Owners, in the event of a breach of the operating agreement or non-compete terms, or the employment agreement pursuant to which the Metro Owners perform services on behalf of Metro. The Company’s only recourse against the Metro Owners for breach of any of these agreements is to seek damages and other legal remedies under such agreements. There are no conditions in any of the arrangements with a Metro Owner that would result in a forfeiture of the equity interest in Metro held by a Metro Owner.

For the scenarios described above, an employed Metro Owner’s ownership of his or her equity interest in Metro predates the Metro Acquisition and the Company’s purchase of its membership interest in Metro. The employment agreement and the Metro Non-Compete Agreement do not contain any provision to escrow or “claw back” the equity interest in Metro held by such employed Metro Owners, in the event of a breach of the employment or non-compete terms. More specifically, even if the employed Metro Owner is terminated for “cause” by Metro, such employed Metro Owner does not forfeit his or her right to his or her full equity interest in Metro and Metro does not forfeit its right to any portion of the Metro Owners’ Interest. The Company’s only recourse against the Employed Metro Owner for breach of either the employment agreement or the Metro Non-Compete Agreement is to seek damages and other legal remedies under such agreements. There are no conditions in any of the arrangements with an employed Metro Owner that would result in a forfeiture of the equity interest held in Metro or of the Metro Interest.

Carrying Amounts of Redeemable Non-Controlling Interests

For the years ended December 31, 2025, 2024 and 2023, the following table details the changes in the carrying amount (fair value) of the redeemable non-controlling interests.

	For the Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
	(In thousands)
Beginning balance	$269,025	$174,828	$167,515
Net income allocated to redeemable non-controlling interest	13,849	10,044	4,426
Distributions to redeemable non-controlling interest partners	(14,768)	(10,579)	(11,533)
Changes in the fair value of redeemable non-controlling interest	24,521	4,964	13,565
Purchases of redeemable non-controlling interest	(14,382)	(8,122)	(12,073)
Acquired interest	7,991	100,336	11,007
Transfer from non-controlling interest to redeemable non-controlling interest (permanent equity)	5,753	-	-
Sales of redeemable non-controlling interest	2,433	1,969	5,012
Changes in notes receivable related to redeemable non-controlling interest	(1,206)	(1,016)	(3,091)
Reduction due to separation agreement	-	(3,033)	-
Adjustments in notes receivables related to the sales of redeemable non-controlling interest	-	(366)	-
Other	95	-	-
Ending balance	$293,311	$269,025	$174,828

The following table categorizes the carrying amount (fair value) of the redeemable non-controlling interests.

	As of the Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
	(In thousands)
Contractual time period has lapsed but holder’s employment has not terminated	$79,773	$74,668	$96,876
Contractual time period has not lapsed and holder’s employment has not terminated	213,538	194,357	77,952
Holder’s employment has terminated and contractual time period has expired	-	-	-
Holder’s employment has terminated and contractual time period has not expired	-	-	-
	$293,311	$269,025	$174,828

7. Assets Held for Sale

In December 2024, the Company signed a non-binding Letter of Intent to sell an underperforming business unit within the physical therapy operations segment. The decision to divest was based on performance considerations and strategic realignment.

As of December 31, 2024, the business unit met the criteria for classification as held for sale under ASC 360. A $2.4 million impairment charge was recorded to write down the business unit’s carrying value to fair value, less estimated costs to sell. The impairment was included in impairment on assets held for sale on the consolidated statements of net income.  The impairment charges primarily related to intangible assets. Assets held for sale were valued at $0.6 million on December 31, 2024, and have been presented within other current assets in the accompanying balance sheets.

The transaction was completed in February 2025 and the related loss on sale of $0.1 million was recognized in the consolidated statements of net income for the year ended December 31, 2025.

8. Goodwill

The changes in the carrying amount of goodwill consisted of the following.

	For the Year Ended
	December 31, 2025	December 31, 2024
	(In thousands)
Beginning balance	$667,152	$509,571
Acquisitions	21,198	164,529
Adjustments for purchase price allocation of businesses acquired in prior year	4,224	(6,551)
Other	(182)	(397)
Ending balance	$692,392	$667,152

There was no goodwill impairment recognized in the twelve months ended December 31, 2025, or the twelve months ended December 31, 2024.

9. Intangible Assets, net

The Company’s intangible assets, net, consisted of the following.

	As of the Year Ended
	December 31, 2025			December 31, 2024
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Customer and referral relationships	$155,056	$(49,295)	$105,761	$156,747	$(39,218)	$117,529
Tradenames	62,809	-	62,809	57,041	-	57,041
Non-compete agreements	13,826	(9,535)	4,291	13,077	(8,336)	4,741
	$231,691	$(58,830)	$172,861	$226,865	$(47,554)	$179,311

Tradenames, customer and referral relationships and non-compete agreements are related to the businesses acquired. The value assigned to tradenames has an indefinite life and is tested at least annually for impairment using the relief from royalty method in conjunction with the Company’s annual goodwill impairment test. The value assigned to customer and referral relationships is being amortized over their respective estimated useful lives which range from 8.0 to 16.0 years. Non-compete agreements are amortized over the respective terms of the agreements which range from 5.0 to 6.0 years. During the year ended December 31, 2024, the Company recognized charges of $2.0 million related to the impairment of assets held for sale. These impairment losses are presented in the impairment of goodwill and other intangible assets and impairment on assets held for sale in the Consolidated Statements of Income.

The following table details the amount of amortization expense recorded for intangible assets for the periods presented.

	For the Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
	(In thousands)
Customer and referral relationships	$10,077	$8,804	$6,678
Non-compete agreements	1,199	742	595
	$11,276	$9,546	$7,273

The remaining balances of the customer and referral relationships and non-compete agreements are expected to be amortized as follows.

For the Year Ending December 31,	Customer and Referral Relationships	Non-Compete Agreements
	(In thousands)
2026	$10,254	$1,079
2027	10,091	953
2028	9,822	874
2029	9,444	710
2030	9,279	650
Thereafter	$56,871	$25

10. Accrued Expenses

Accrued expenses consisted of the following for the periods presented.

	As of the Year Ended
	December 31, 2025	December 31, 2024
	(In thousands)
Salaries and related costs	$37,270	$34,886
Contingency payable	12,275	3,043
Payable related to purchase of non-controlling interest (temporary and permanent equity)	12,078	-
Credit balances due to patients and payors	6,468	6,359
Group health insurance claims	2,538	2,462
Closure costs	1,523	2,828
Federal income taxes payable	993	4,544
Professional fees	890	860
Interest payable	393	402
Other property taxes payable	313	371
Other	6,241	3,758
	$80,982	$59,513

11. Borrowings

Amounts outstanding under the Credit Agreement (as defined below) and notes payable consisted of the following.

	As of the Year Ended
	December 31, 2025			December 31, 2024
	Principal Amount	Unamortized Debt Issuance Cost (2)	Net Debt	Principal Amount	Unamortized Debt Issuance Cost (2)	Net Debt
	(In thousands)
Term Facility	$131,250	$(620)	$130,630	$140,625	$(1,049)	$139,576
Revolving Facility	30,500	-	30,500	11,000	-	$11,000
Other (1)	1,329	-	1,329	2,953	-	$2,953
Total debt	163,079	(620)	162,459	154,578	(1,049)	153,529
Less: Current portion of long-term debt	10,287	(422)	9,865	11,422	(423)	10,999
Long-term debt, net of current portion	$152,792	$(198)	$152,594	$143,156	$(626)	$142,530

(1) The long-term portion is included as part of Other Long-Term Liabilities in the Consolidated Balance Sheet.
(2) Debt issuance costs are amortized over the term of the Term Loan and recorded to interest expense.

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

As of December 31, 2025, $131.3 million was outstanding on the Term Facility while $30.5 million was outstanding under the Revolving Facility resulting in $144.5 million of credit availability. As of December 31, 2025, the Company was in compliance with all of the covenants contained in the Credit Agreement.

The Company generally enters into various notes payable as a means of financing acquisitions. As of December 31, 2025, the Company’s remaining outstanding balance on these notes amounted to $1.3 million, of which less than $0.8 million is due in 2026, $0.4 million is due in 2027, and less than $0.1 million is due in 2028. Notes are generally payable in equal annual installments of principal over two years plus any accrued and unpaid interest. Interest accrues at various interest rates ranging from 4.5% to 8.5% per annum.

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

Savings from the interest rate swap arrangement totaled $2.0 million for the year ended December 31, 2025, compared to $3.4 million for the year ended December 31, 2024. These savings reduce the amount of interest expense, debt and other in the accompanying consolidated statements of income.

The impacts of the Company’s derivative instruments on the accompanying Consolidated Statements of Comprehensive Income are presented in the table below.

	For the Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
	(In thousands)
Net income	$58,005	$45,600	$37,220
Other comprehensive (loss) gain
Unrealized (loss) gain on cash flow hedge	(2,838)	23	(1,642)
Tax effect at statutory rate (federal and state)	753	(6)	420
Comprehensive income	$55,920	$45,617	$35,998
Comprehensive income attributable to non-controlling interest	(18,422)	(14,176)	(8,981)
Comprehensive income attributable to USPH shareholders	$37,498	$31,441	$27,017

The valuations of the Company’s interest rate derivatives are measured as the present value of all expected future cash flows based on SOFR-based yield curves. The present value calculation uses discount rates that have been adjusted to reflect the credit quality of the Company and its counterparty, which is a Level 2 fair value measurement.

The carrying and fair value of the Company’s interest rate derivatives (included in other current assets and other assets) were as follows:

	As of the Year Ended
	December 31, 2025	December 31, 2024
	(In thousands)
Other current assets	$743	$1,752
Other assets	177	2,006
	$920	$3,758
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

The components of lease expense were as follows.

	For the Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
	(In thousands)
Operating lease cost	$49,031	$41,751	$38,559
Short-term lease cost	1,469	1,163	1,353
Variable lease cost	9,891	9,739	9,438
Sublease income	(437)	(481)	(526)
Total lease cost	$59,954	$52,172	$48,824

Lease costs are reflected in the consolidated statements of net income in the line item — rent, supplies, contract labor and other.

The supplemental cash flow information related to leases was as follows.

	For the Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
	(In thousands)
Cash paid for amounts included in the measurement of operating lease liabilities	$49,455	$42,934	$39,813
Right-of-use assets obtained in exchange for new operating lease liabilities	$54,192	$70,729	$36,264

The aggregate future lease payments for operating leases as of December 31, 2025, were as follows.

Fiscal Year	Amount (In thousands)
2026	$48,399
2027	39,300
2028	28,965
2029	20,167
2030 and thereafter	35,251
Total lease payments	$172,082
Less: imputed interest	19,376
Total operating lease liabilities	$152,706

Average lease terms and discount rates were as follows:

	As of the Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Weighted-average remaining lease term	4.8 years	4.5 years	3.9 years
Weighted-average discount rate	5.0%	4.7%	4.0%

The Company leases certain properties from Michael G. Mayrsohn (lessor), who is the President of Metro. Mr. Mayrsohn was also elected to the Board of Directors by the Company’s shareholders as of May 20, 2025. The two leases are classified as operating leases that expire on April 30, 2030, and December 31, 2031. During the year ended December 31, 2025, the Company paid a total of $0.5 million of lease payments to Mr. Mayrsohn. Metro has made leasehold improvements valued at $0.3 million as of December 31, 2025. The total of minimum future rental payments under these related party lease agreements is $2.6 million as of December 31,2025.

14. Income Taxes

Significant components of deferred tax assets and liabilities included in the consolidated balance sheets as of the periods below were as follows.

	As of the Year Ended
	December 31, 2025	December 31, 2024
	(In thousands)
Deferred tax assets:
Compensation	$2,045	$2,370
Provision for credit losses	792	747
Lease obligations - including closed clinics	29,888	36,205
Other	94	-
Deferred tax assets	$32,819	$39,322
Deferred tax liabilities:
Depreciation and amortization	$(31,274)	$(32,392)
Operating lease right-of-use assets	(28,109)	(34,221)
Gain on cash flow hedge	(244)	(960)
Change in revaluation of put-right liability	(312)	(638)
Other	(1,271)	(576)
Deferred tax liabilities	(61,210)	(68,787)
Net deferred tax liabilities	$(28,391)	$(29,465)

The deferred tax assets and liabilities related to purchased interests not yet finalized may result in an immaterial adjustment.

As of December 31, 2025, the Company has a federal tax payable of $0.9 million and state tax receivables of $3.1 million. The federal tax payable is included in accrued expenses and the state income tax receivable is included in other current assets on the accompanying consolidated balance sheets.

For the years ended December 31, 2025, 2024, and 2023 income taxes for financial reporting purposes differ from the amount computed by applying the statutory federal income tax rate of 21% as shown as in the following table:

	Year Ended
	December 31, 2025
U.S. federal statutory rate	$12,472	21.0%
State and local income taxes, net of federal income tax effect (1)	5,068	8.5%
Non-deductible expenses	133	0.2%
Shortfall equity compensation deduction	330	0.6%
Non-deductible executive compensation	1,186	2.0%
Other reconciling items	619	1.1%
Income tax expense	$19,808	33.4%

(1)	State and local income taxes primarily consist of taxes in Tennessee, Maryland, Pennsylvania, Oregon, Georgia, New Jersey, and Virginia (which collectively represent the majority of this category).

	Year Ended
	December 31, 2024
U.S. tax at statutory rate	$9,667	21.0%
State income taxes, net of federal benefit	2,946	6.4%
Shortfall equity compensation deduction	75	0.2%
Non-deductible expenses	907	2.0%
Return to provision adjustments	1,014	2.1%
Income tax expense	$14,609	31.7%

	Year Ended
	December 31, 2023
U.S. tax at statutory rate	$8,483	21.0%
State income taxes, net of federal benefit	2,135	5.3%
Shortfall equity compensation deduction	123	0.3%
Non-deductible expenses	710	1.8%
Return to provision adjustments	705	1.7%
Income tax expense	$12,156	30.1%

Significant components of the provision for income taxes for the years ended December 31, 2025, 2024 and 2023 were as follows (in thousands):

	December 31, 2025	December 31, 2024	December 31, 2023
Current income tax expense:
Federal	$6,753	$5,805	$6,996
State	2,456	3,930	512
Total current expense	9,209	9,735	7,508
Deferred income tax expense:
Federal	7,471	4,006	3,819
State	3,128	868	829
Total deferred expense	10,599	4,874	4,648
Total income tax expense	$19,808	$14,609	$12,156

The components of income taxes paid for the period ended December 31, 2025, were as follows:

December 31, 2025
Total Income Taxes Paid	$14,348
Federal	$9,647
State & Local:
TN	$1,181
Other	$3,520

For 2025, 2024 and 2023, the Company performed a detailed reconciliation of its federal and state taxes payable and receivable accounts along with its federal and state deferred tax asset and liability accounts. The adjustments were immaterial. The Company considers this reconciliation process to be an annual control.

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

The Company’s U.S. federal returns remain open to examination for 2022 through 2024 and U.S. state jurisdictions are open for periods ranging from 2021 through 2024.

The Company does not believe that it has any significant uncertain tax positions at December 31, 2025 and December 31, 2024, nor is this expected to change within the next twelve months due to the settlement and expiration of statutes of limitation.

The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits nor was any interest expense recognized during the years ended December 31, 2025, 2024 and 2023.

15. Segment Information

The Company’s reportable segments include the physical therapy operations segment and the IIP segment. Also included in the physical therapy operations segment are revenues from management contract services and other services which include services the Company provides on-site, such as athletic trainers for schools.

Physical Therapy Operations

The physical therapy operations segment primarily operates through subsidiary clinic partnerships (“Clinic Partnerships”), in which the Company generally owns a 1% general partnership interest in all the Clinic Partnerships. The Company’s limited partnership interests generally range from 65% to 75% (the range is 30% - 99%) in the Clinic Partnerships. The managing therapist of each clinic owns, directly or indirectly, the remaining limited partnership interest in most of the clinics (hereinafter referred to as “Clinic Partnerships”). Some of the Clinic Partnerships serve as management services organizations which manage and provide staffing and a variety of administrative services to physical therapy provider entities in which the Company does not have an ownership interest. These Clinic Partnerships similarly are owned collectively by the Company and one or more physical therapists who are involved in the management of the operations. To a lesser extent, the Company operates some clinics through wholly-owned subsidiaries (hereinafter referred to as “Wholly-Owned Facilities”).

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

	For the Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
	(In thousands)
Net revenue:
Physical therapy operations	$666,589	$574,433	$526,548
Industrial injury prevention services	114,401	96,912	78,254
Total Company	$780,990	$671,345	$604,802

Operating Costs:
Salaries and related costs:
Physical therapy operations	$388,641	$337,466	$302,765
Industrial injury prevention services	73,249	61,928	50,625
Total salaries and related costs	$461,890	$399,394	$353,390
Rent supplies, contract labor and other:
Physical therapy operations	$124,226	$105,019	$97,873
Industrial injury prevention services	16,205	13,891	10,723
Total rent, supplies, contract labor and other	$140,431	$118,910	$108,596
Depreciation and amortization:
Physical therapy operations	$17,834	$14,775	$12,576
Industrial injury prevention services	3,225	3,078	2,384
Total depreciation and amortization	$21,059	$17,853	$14,960
Provision for credit losses:
Physical therapy operations	$7,562	$6,904	$6,129
Industrial injury prevention services	85	8	43
Total provision for credit losses	$7,647	$6,912	$6,172
Clinic closure costs:
Physical therapy operations	$270	$4,355	$175
Industrial injury prevention services	-	-	-
Total clinic closure costs	$270	$4,355	$175
Total Company	$631,297	$547,424	$483,293

Gross profit:
Physical therapy operations	$128,056	$105,914	$107,030
Industrial injury prevention services	21,637	18,007	14,479
Total Company	$149,693	$123,921	$121,509

Impairment of goodwill and other intangible assets
Industrial injury prevention services	$-	$-	$17,495
Total impairment of goodwill and other intangible assets	$-	$-	$17,495
Impairment of assets held for sale
Physical therapy operations	$-	$2,418	$-
Total impairment of assets held for sale	$-	$2,418	$-

Unallocated amounts
Corporate office costs	$69,260	$58,290	$51,953
Interest expense, debt and other	9,459	8,015	9,303
Interest income from investments	(105)	(3,941)	(3,774)
Change in fair value of contingent earn-out consideration	(6,244)	219	1,550
Change in revaluation of put-right liability	1,322	82	(2,582)
Equity in earnings of unconsolidated affiliate	(1,477)	(1,014)	(955)
Loss on sale of partnership	123	-	-
Relief Funds	-	-	(467)
Other	(458)	(357)	(390)
Total unallocated amounts	71,880	61,294	54,638
Income before taxes	$77,813	$60,209	$49,376

	December 31, 2025	December 31, 2024
Assets:
Goodwill:
Physical therapy operations	$604,440	$579,046
Industrial injury prevention services	87,952	88,106
Total goodwil	$692,392	$667,152
All other assets:
Physical therapy operations	434,804	$415,039
Industrial injury prevention services	76,814	85,276
Total all other assets	511,618	500,315
Total Assets	$1,204,010	$1,167,467

Amortization of certain intangible assets was reallocated between the physical therapy operations and IIP segments.  Prior year amounts were reallocated to conform with current presentation.

16. Investment in Unconsolidated Affiliate

Through one of its subsidiaries, the Company has a 49% joint venture interest in a company which provides physical therapy services for patients at hospitals. Since the Company is deemed to not have a controlling interest in the company, the Company’s investment is accounted for using the equity method of accounting. The investment balance of this joint venture as of December 31, 2025, is $12.3 million and the earnings amounted to approximately $1.5 million. The investment balance of this joint venture as of December 31, 2024, was $12.2 million and the earnings amounted to approximately $1.0 million.

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

Amended and Restated 2003 Stock Option Plan

The Amended and Restated 2003 Stock Option Plan (the “Amended 2003 Plan”) permits the Company to grant to key employees and outside directors of the Company incentive and non-qualified options and shares of restricted stock covering up to 2,600,000 shares of common stock (subject to proportionate adjustments in the event of stock dividends, splits, and similar corporate transactions). As of December 31, 2025, there were 0.3 million shares remaining that can be subject to new awards under the Amended 2003 Plan.

Stock-based compensation expense related to the Amended 1999 Plan and Amended 2003 Plan was approximately $8.3 million, $7.8 million, and $7.7 million for the years ended December 31, 2025, 2024 and 2023 respectively. As of December 31, 2025, the remaining $11.7 million compensation expense will be recognized over a weighted average period of 2.47 years.

Restricted Stock Awards

During 2025, 2024 and 2023, the Company granted the following shares of restricted stock to directors, officers, and employees pursuant to its equity plans as follows:

		Weighted Average Fair
Year Granted	Number of Shares	Value Per Share
2025	110,079	$88.98
2024	90,810	$101.30
2023	73,384	$102.79

During 2025, 2024 and 2023, the following shares were cancelled due to employee terminations prior to restrictions lapsing:

		Weighted Average Fair
Year Cancelled	Number of Shares	Value Per Share
2025	578	$94.98
2024	2,339	$103.81
2023	4,086	$103.99

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

There were 164,163 and 140,276 shares outstanding as of December 31, 2025, and December 31, 2024, respectively, for which restrictions had not lapsed. The restrictions will lapse from 2026 through 2029.

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

The following table summarizes the Metro Plan activity during the years ended December 31, 2025 and December 31, 2024:

	Number of Units	Grant-Date Fair Value per Unit
Unvested as of January 1, 2024	-	-
Granted	4,650	1,530
Vested	-	-
Unvested as of December 31, 2024	4,650	1,530
Granted	-	-
Vested	-	-
Unvested as of December 31, 2025	4,650	1,530

The Company recognized $0.7 million of compensation expense related to the Metro Plan for the twelve months ended December 31, 2025. During the same period the fair value of the associated liability decreased $3.2 million. Unrecognized compensation expense related to the Metro Plan was $2.1 million as of December 31, 2025, to be amortized over a remaining period of approximately 4.0 years. There were no forfeitures during the twelve months ended December 31, 2025.

18. Preferred and Common Stock

Preferred Stock

The Board is empowered, without approval of the shareholders, to cause shares of preferred stock to be issued in one or more series and to establish the number of shares to be included in each such series and rights, powers, preferences, and limitations of each series. There are no provisions in the Company’s Articles of Incorporation specifying the vote required by the holders of preferred stock to take action. All such provisions would be set out in the designation of any series of preferred stock established by the Board. The bylaws of the Company specify that, when a quorum is present at any meeting, the vote of the holders of at least a majority of the outstanding shares entitled to vote who are present, in person or by proxy, shall decide any question brought before the meeting, unless a different vote is required by law of the Company’s Articles of Incorporation.

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

The Company’s Board of Directors approved a share repurchase program effective August 5, 2025. The program authorizes the repurchase by the Company of up to $25.0 million of its outstanding shares of common stock over the period ending on December 31, 2026. Under the share repurchase program, shares may be repurchased from time to time in the open market or negotiated transactions at prevailing market rates, or by other means in accordance with federal securities laws. The timing and amount of share repurchases under the share repurchase program, if any, will depend on several factors, including the Company’s stock price performance, ongoing capital allocation priorities and general market conditions. During the year ended December 31, 2025, the Company purchased 81,322 shares of its common stock under the Share Repurchase Program that were each cancelled at the time of repurchase for a total of $5.6 million. As of December 31, 2025, $19.4 million remained available for repurchases under the Company’s share repurchase program.

The following table summarizes the Company’s repurchase activity for the periods presented. The cost of repurchased shares is presented as treasury stock in the consolidated balance sheets.

	For the Month Ended
	December 31, 2025	November 30, 2025	October 31, 2025

Number of shares repurchased	-	81,322	-
Total cost of shares repurchased	$-	$5,566,165	$-
Average price (including brokers’ commission)	$-	$68.45	$-

19. Defined Contribution Plan

The Company has several 401(k) profit sharing plans covering certain employees with three months of service. For certain plans, the Company makes matching contributions. The Company may also make discretionary contributions of up to 50% of employee contributions. The Company did not make any discretionary contributions for the years ended December 31, 2025, 2024 and 2023.The Company matching contributions totaled $3.7 million, $2.6 million and $2.2 million, respectively, for the years ended December 31, 2025, 2024 and 2023.

20. Contingencies

The Company is a party to various legal actions, proceedings, and claims (some of which are not insured), and regulatory and other governmental audits and investigations in the ordinary course of our business.

21. Subsequent Events

On January 2, 2026, the Company acquired an eight-clinic practice with eight clinic locations. The prior owners retained 50% ownership interest.

On January 31, 2026, the Company acquired 70% of an industrial injury prevention business. The previous owners retained a 30% ownership interest.

On February 2, 2026, we announced a 10-year strategic alliance between our subsidiary partner, Metro, and a prominent New York hospital system, whereby 60 of Metro’s existing outpatient physical therapy clinics in New York will become part of the hospital system’s clinical services network. The alliance is expected to begin operations with an initial group of clinics in mid-2026, with all 60 clinics anticipated to be operational by year-end 2026.

On February 24, 2026, the Company’s Board of Directors raised the Company’s quarterly dividend rate from $0.45 per share to $0.46 per share, effective immediately, and declared a quarterly dividend for the first quarter of 2026 at the higher rate. The dividend will be payable on April 10, 2026, to shareholders of record on March 13, 2026.
On February 25, 2026, the Company announced a 10-year strategic alliance between another of its subsidiary partners and a local hospital system whereby the subsidiary partner’s existing 10 outpatient physical therapy clinics will become part of the hospital system’s clinical services network.

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

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting can also be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, the risk. Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria described in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

The Company’s internal control over financial reporting has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report included on page 57.

Changes in Internal Control over Financial Reporting

In October 2024, we entered into an Equity Interest Purchase Agreement with MSO Metro, LLC and became the managing member. As part of our ongoing integration activities, we implemented new internal controls and procedures at Metro.

Except for the implementation of new internal controls and procedures at the new entity noted above, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICATIONS THAT PREVENT INSPECTION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required in response to this Item 10 is incorporated herein by reference to our definitive proxy statement relating to our 2026 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year covered by this report.

ITEM 11.	EXECUTIVE COMPENSATION

The information required in response to this Item 11 is incorporated herein by reference to our definitive proxy statement relating to our 2026 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year covered by this report.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMEMNT AND RELATED STOCKHOLDER MATTERS

The information required in response to this Item 12 is incorporated herein by reference to our definitive proxy statement relating to our 2026 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year covered by this report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required in response to this Item 13 is incorporated herein by reference to our definitive proxy statement relating to our 2026 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year covered by this report.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required in response to this Item 14 is incorporated herein by reference to our definitive proxy statement relating to our 2026 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year covered by this report.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as a part of this report:

1.	Financial Statements

Reference is made to the Index to Financial Statements and Related Information under Item 8 in Part II hereof, where these documents are listed.

2.	Financial Statement Schedules

See page 106 for Schedule II — Valuation and Qualifying Accounts. All other schedules are omitted because of the absence of conditions under which they are required or because the required information is shown in the financial statements or notes thereto.

3.	Exhibits

The exhibits listed in List of Exhibits on the next page are filed or incorporated by reference as part of this report.

EXHIBIT INDEX
LIST OF EXHIBITS

Number	Description
1.1
Underwriting Agreement dated May 24, 2023, by and between U.S. Physical Therapy, and BofA Securities, Inc. and J.P. Morgan Securities LLC., as representatives of the several underwriters named therein. [incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 25, 2023.]

3.1	Articles of Incorporation of the Company [filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference].

3.2	Amendment to the Articles of Incorporation of the Company [filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference].

3.3
Amended and Restated Bylaws of U.S. Physical Therapy, Inc. effective as of August 5, 2025 [incorporated by reference to Exhibit 3.2 filed on the Company's Form 10-Q filed with the SEC on August 8, 2025].

3.4	Bylaws of the Company, as amended [filed as an exhibit to the Company’s Form 10-KSB for the year ended December 31, 1993 and incorporated herein by reference—Commission File Number—1-11151].

4.1	Description of Company Securities [incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2020.]

10.1
1999 Employee Stock Option Plan (as amended and restated May 20, 2008) [incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on April 17, 2008].

10.2
U.S. Physical Therapy, Inc. 2003 Stock Incentive Plan, (as amended and restated effective March 26, 2016) [incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 7, 2016.]

10.3
First Amendment to U.S. Physical Therapy, Inc. 2003 Stock Incentive Plan, (as amended and restated effective March 26, 2016) effective on March 1, 2022 [incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 4, 2022.]

10.4	Form of Restricted Stock Agreement [incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2016].

10.5
Third Amended and Restated Employment Agreement by and between the Company and Christopher J. Reading dated effective May 21, 2019 [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 22, 2019]

10.6
Amended & Restated Employment Agreement commencing by and between the Company and Graham Reeve dated effective May 21, 2019 [incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on May 22, 2019]

10.7	Form of Restricted Stock Agreement [incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on March 22, 2019]

10.8
Amendment to Employment Agreement entered into as of March 26, 2020 by and between the Company and Christopher Reading [incorporated by reference to Exhibit 10.3 to the Company Current Report on Form 8-K filed with the SEC on March 26, 2020].

10.9
Amendment to Employment Agreement entered into as of March 26, 2020 by and between the Company and Graham Reeve [incorporated by reference to Exhibit 10.4 to the Company Current Report on Form 8-K filed with the SEC on March 26, 2020].

10.10
Employment Agreement by and between the Company and Eric Williams entered into on December 3, 2020 and commencing as of July 1, 2021 [filed by reference to Exhibit 10.1 to the Company Current Report on Form 8-K filed with the SEC on December 7, 2020.]

10.11
U. S. Physical Therapy, Inc. Objective Long-Term Incentive Plan for Senior Management for 2021, effective March 17, 2021 [incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K filed by U.S. Physical Therapy, Inc. on March 16, 2021]

10.12
U. S. Physical Therapy, Inc. Discretionary Long-Term Incentive Plan for Senior Management for 2021, effective March 17, 2021 [incorporated by reference to Exhibit 99.2 of the Current Report on Form 8-K filed by U.S. Physical Therapy, Inc. on March 16, 2021]

10.13
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

10.14
Employment Agreement by and between the Company and Rick Binstein entered into on March 23, 2022 [incorporated by reference to Exhibit 10.1 to the Company Current Report on Form 8-K filed with the SEC on March 23, 2022]

10.15
U. S. Physical Therapy, Inc. Objective Long-Term Incentive Plan for Senior Management for 2022, effective March 14, 2022 [incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K filed by U.S. Physical Therapy, Inc. on March 14, 2022]

10.16
U. S. Physical Therapy, Inc. Discretionary Long-Term Incentive Plan for Senior Management for 2022, effective March 14, 2022 [incorporated by reference to Exhibit 99.2 of the Current Report on Form 8-K filed by U.S. Physical Therapy, Inc. on March 14, 2022]

10.17
U. S. Physical Therapy, Inc. Objective Cash/RSA Bonus Plan for Senior Management for 2022, effective March 14, 2022 [incorporated by reference to Exhibit 99.3 of the Current Report on Form 8-K filed by U.S. Physical Therapy, Inc. on March 14, 2022]

10.18
U. S. Physical Therapy, Inc. Discretionary Cash/RSA Bonus Plan for Senior Management for 2022, effective March 14, 2022 [incorporated by reference to Exhibit 99.4 of the Current Report on Form 8-K filed by U.S. Physical Therapy, Inc. on March 14, 2022]

10.19
U. S. Physical Therapy, Inc. Objective Long-Term Incentive Plan for Senior Management for 2023, effective March 2, 2023 [incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K filed by U.S. Physical Therapy, Inc. on March 8, 2023]

10.20
U. S. Physical Therapy, Inc. Discretionary Long-Term Incentive Plan for Senior Management for 2023, effective March 2, 2023 [incorporated by reference to Exhibit 99.2 of the Current Report on Form 8-K filed by U.S. Physical Therapy, Inc. on March 8, 2023]

10.21
U. S. Physical Therapy, Inc. Objective Cash/RSA Bonus Plan for Senior Management for 2023, effective March 2, 2023 [incorporated by reference to Exhibit 99.3 of the Current Report on Form 8-K filed by U.S. Physical Therapy, Inc. on March 8, 2023]

10.22
U. S. Physical Therapy, Inc. Discretionary Cash/RSA Bonus Plan for Senior Management for 2023, effective March 2, 2023 [incorporated by reference to Exhibit 99.4 of the Current Report on Form 8-K filed by U.S. Physical Therapy, Inc. on March 8, 2023]

10.23
Employment Agreement entered into as of November 9, 2020 by and between U.S. Physical Therapy and Carey Hendrickson [incorporated by reference to Exhibit 10.1 to the Company Current Report on Form 8-K filed with the SEC on September 23, 2020.]

10.24
U. S. Physical Therapy, Inc. Objective Long-Term Incentive Plan for Senior Management for 2024, effective March 6, 2024 [incorporated by reference to Exhibit 99.1 to the Company Current Report on Form 8-K filed with the SEC on March 7, 2024].

10.25
U. S. Physical Therapy, Inc. Discretionary Long-Term Incentive Plan for Senior Management for 2024, effective March 6, 2024 [incorporated by reference to Exhibit 99.2 to the Company Current Report on Form 8-K filed with the SEC on March 7, 2024].

10.26
U. S. Physical Therapy, Inc. Objective Cash/RSA Bonus Plan for Senior Management for 2024, effective March 6, 2024 [incorporated by reference to Exhibit 99.3 to the Company Current Report on Form 8-K filed with the SEC on March 7, 2024].

10.27
U. S. Physical Therapy, Inc. Discretionary Cash/RSA Bonus Plan for Senior Management for 2024, effective March 6, 2024 [incorporated by reference to Exhibit 99.4 to the Company Current Report on Form 8-K filed with the SEC on March 7, 2024].

10.28
U. S. Physical Therapy, Inc. First Amendment to Third Amended and Restated Employment Agreement, entered into as of May 27, 2024, by and between the Company and Christopher Reading [incorporated by reference to Exhibit 99.1 to the Company Current Report on Form 8-K filed with the SEC on May 31, 2024].

10.29
U. S. Physical Therapy, Inc. First Amendment to Employment Agreement, entered into as of May 27, 2024, by and between the Company and Eric Williams [incorporated by reference to Exhibit 99.2 to the Company Current Report on Form 8-K filed with the SEC on May 31, 2024].

10.30
U. S. Physical Therapy, Inc. First Amendment to Amended and Restated Employment Agreement, entered into as of May 27, 2024, by and between the Company and Graham Reeve [incorporated by reference to Exhibit 99.3 to the Company Current Report on Form 8-K filed with the SEC on May 31, 2024].

10.31
U. S. Physical Therapy, Inc. First Amendment to Employment Agreement, entered as of May 27, 2024, by and between the Company and Carey Hendrickson [incorporated by reference to Exhibit 99.4 to the Company Current Report on Form 8-K filed with the SEC on May 31, 2024].

10.32
U. S. Physical Therapy, Inc. First Amendment to Amended and Restated Employment Agreement, entered as of May 27, 2024, by and between the Company and Richard Binstein [incorporated by reference to Exhibit 99.5 to the Company Current Report on Form 8-K filed with the SEC on May 31, 2024].

10.33
Equity Interest Purchase Agreement dated as of October 7, 2024 among U.S. Physical Therapy, Ltd., MSO Metro, LLC, the member of MSO Metro, LLC and Michael G. Mayrsohn as Sellers’ Representative. [incorporated by reference}

10.34
Second Amendment to the Credit Agreement dated as of September 27, 2024 among the Company, as the borrower, and Bank of America, N.A., as Administrative Agent, Regions Capital Markets as Syndication Agent, BofA Securities Inc. and Regions Capital Markets as Joint Load Arrangers, BofA Securities Inc., as Sole Bookrunner and the lenders named therein [incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by U.S. Physical Therapy, Inc. on November 8, 2024].

10.35	Form of Amendment to the Restricted Stock Agreements.

10.36	Form of Restricted Stock Agreement.

10.37
U. S. Physical Therapy, Inc. Objective Long-Term Incentive Plan for Senior Management for 2025, effective March 26, 2025. [incorporated by reference to Exhibit 99.1 on the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2025.]

10.38
U. S. Physical Therapy, Inc. Discretionary Long-Term Incentive Plan for Senior Management for 2025, effective March 26, 2025. [incorporated by reference to Exhibit 99.2 on the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2025.]

10.39
U.S. Physical Therapy, Inc. Objective Cash/RSA Bonus Plan for Senior Management for 2025, effective March 26, 2025. [incorporated by reference to Exhibit 99.3 on the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2025.]

10.40
U.S. Physical Therapy, Inc. Discretionary Cash/RSA Bonus Plan for Senior Management for 2025, effective March 26, 2025. [incorporated by reference to Exhibit 99.4 on the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2025.]

97.1+
U.S. Physical Therapy Compensation Clawback Policy [incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with SEC on February 29, 2024]

19.1*	U.S. Physical Therapy, Inc. Insider Trading Policy

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Independent Registered Public Accounting Firm—Grant Thornton LLP

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32*	Certification of 18 U.S.C 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

FINANCIAL STATEMENT SCHEDULE*
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
(In Thousands)

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions		Balance at End of Period
YEAR ENDED DECEMBER 31, 2025:
Reserves and allowances deducted from asset accounts:
Allowance for credit losses (1)	$3,506	$7,647	-	$7,294	(2)	$3,859
YEAR ENDED DECEMBER 31, 2024:
Reserves and allowances deducted from asset accounts:
Allowance for credit losses (1)	$2,736	$6,912	-	$6,142	(2)	$3,506
YEAR ENDED DECEMBER 31, 2023:
Reserves and allowances deducted from asset accounts:
Allowance for credit losses (1)	$2,829	$6,172	-	$6,265	(2)	$2,736

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

Date: February 27, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of the date indicated above.

/s/ Carey Hendrickson	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 27, 2026
Carey Hendrickson

/s/ Chris J. Reading	Chief Executive Officer, and Chairman of the Board of Directors (Principal Executive Officer)	February 27, 2026
Chris J. Reading

/s/ Bernard A. Harris	Lead Independent Director	February 27, 2026
Dr. Bernard A. Harris, Jr.

/s/ Kathleen A. Gilmartin	Director	February 27, 2026
Kathleen A. Gilmartin

/s/ Anne B. Motsenbocker	Director	February 27, 2026
Anne Motsenbocker

/s/ Regg E. Swanson	Director	February 27, 2026
Regg E. Swanson

/s/ Clayton K. Trier	Director	February 27, 2026
Clayton K. Trier

/s/ Nancy J. Ham	Director	February 27, 2026
Nancy J. Ham

/s/ Michael G. Mayrsohn	Director	February 27, 2026
Michael G. Mayrsohn