Form 10-Q
period 2026-03-31
U S PHYSICAL THERAPY INC /NV
filed 2026-05-08
CIK 885978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2026
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

As of May 8, 2026, the number of shares outstanding (issued less treasury stock) of the registrant’s common stock, par value $.01 per share, was 15,218,789.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	March 31, 2026	December 31, 2025
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$28,439	$35,570
Patient accounts receivable, less provision for credit losses of $3,902 and $3,775, respectively	69,082	64,249
Accounts receivable - other	27,642	24,087
Other current assets	13,946	16,084
Total current assets	139,109	139,990
Fixed assets:
Furniture and equipment	70,376	67,891
Leasehold improvements	61,375	58,985
Fixed assets, gross	131,751	126,876
Less accumulated depreciation and amortization	(93,129)	(91,225)
Fixed assets, net	38,622	35,651
Operating lease right-of-use assets	149,202	144,197
Investment in unconsolidated affiliate	12,443	12,275
Goodwill	715,874	692,392
Other identifiable intangible assets, net	179,819	172,861
Other assets	6,988	6,644
Total assets	$1,242,057	$1,204,010

LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST, USPH SHAREHOLDERS’ EQUITY AND NON-CONTROLLING INTEREST
Current liabilities:
Accounts payable - trade	$6,758	$6,059
Accrued expenses	56,960	80,982
Current portion of operating lease liabilities	42,779	42,134
Current portion of term loan and notes payable	10,801	9,865
Total current liabilities	117,298	139,040
Notes payable, net of current portion	569	417
Revolving facility	74,500	30,500
Term loan, net of current portion and deferred financing costs	118,971	121,677
Deferred taxes	30,775	28,391
Operating lease liabilities, net of current portion	115,212	110,572
Other long-term liabilities	1,861	3,214
Total liabilities	459,186	433,811

Redeemable non-controlling interest - temporary equity	313,437	293,311

Commitments and Contingencies

U.S. Physical Therapy, Inc. (“USPH”) shareholders’ equity:
Preferred stock, $0.01 par value, 500,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.01 par value, 20,000,000 shares authorized, 17,526,431 and 17,418,621 shares issued, respectively	175	174
Additional paid-in capital	288,140	285,522
Accumulated other comprehensive gain	978	714
Retained earnings	216,876	227,216
Treasury stock at cost, 2,296,059 shares	(37,194)	(37,194)
Total USPH shareholders’ equity	468,975	476,432
Non-controlling interest - permanent equity	459	456
Total USPH shareholders’ equity and non-controlling interest - permanent equity	469,434	476,888
Total liabilities, redeemable non-controlling interest, USPH shareholders’ equity and non-controlling interest - permanent equity	$1,242,057	$1,204,010

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF NET INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended
	March 31, 2026	March 31, 2025

Net patient revenue	$164,328	$152,547
Other revenue	33,958	31,241
Net revenue	198,286	183,788
Operating cost
Salaries and related costs	119,488	111,249
Rent, supplies, contract labor and other	38,452	33,844
Depreciation and amortization	5,658	5,540
Provision for credit losses	2,004	1,848
Clinic closure costs - lease and other	(68)	242
Total operating cost	165,534	152,723

Gross profit	32,752	31,065

Corporate office costs	18,274	16,245
Loss (gain) on change in fair value of contingent earn-out consideration	1,997	(4,822)
Operating income	12,481	19,642

Other (expense) income
Interest expense, debt and other	(2,791)	(2,279)
Interest income from investments	16	24
Change in revaluation of put-right liability	363	(404)
Equity in earnings of unconsolidated affiliate	363	393
Loss on sale of a partnership	-	(123)
Other	131	75
Total other expense	(1,918)	(2,314)
Income before taxes	10,563	17,328

Provision for income taxes	2,407	3,860
Net income	8,156	13,468

Less: Net income attributable to non-controlling interest:
Redeemable non-controlling interest - temporary equity	(2,514)	(2,012)
Non-controlling interest - permanent equity	(604)	(1,557)
	(3,118)	(3,569)

Net income attributable to USPH shareholders	$5,038	$9,899

Basic and diluted (loss) earnings per share attributable to USPH shareholders	$(0.12)	$0.80

Shares used in computation - basic and diluted	15,167	15,132

Dividends declared per common share	$0.46	$0.45

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS)

	Three Months Ended
	March 31, 2026	March 31, 2025

Net income	$8,156	$13,468
Other comprehensive gain:
Unrealized gain (loss) on cash flow hedge	360	(1,331)
Tax effect at statutory rate (federal and state)	(96)	340
Comprehensive income	$8,420	$12,477

Comprehensive income attributable to non-controlling interest	(3,118)	(3,569)
Comprehensive income attributable to USPH shareholders	$5,302	$8,908

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Three Months Ended
	March 31, 2026	March 31, 2025
OPERATING ACTIVITIES
Net income including non-controlling interest	$8,156	$13,468
Adjustments to reconcile net income including non-controlling interest to net cash provided by operating activities:
Depreciation and amortization	6,000	5,867
Provision for credit losses	2,004	1,848
Equity-based awards compensation expense	2,310	1,771
Amortization of debt issue costs	105	106
Change in deferred income taxes	3,288	5,242
Change in revaluation of put-right liability	(363)	404
Change in fair value of contingent earn-out consideration	1,997	(4,822)
Equity of earnings in unconsolidated affiliate	(363)	(393)
Loss on sale of clinics and fixed assets	99	-
Loss on sale of a partnership	-	123
Changes in operating assets and liabilities:
Patient accounts receivable, net	(5,887)	(7,341)
Accounts receivable - other	(2,596)	774
Other current and long term assets	2,178	(6,209)
Accounts payable and accrued expenses	(11,992)	(14,229)
Other long-term liabilities	(1,128)	(1,284)
Net cash provided by (used in) operating activities	3,808	(4,675)

INVESTING ACTIVITIES
Purchase of fixed assets	(5,373)	(2,579)
Purchase of majority interest in businesses, net of cash acquired	(21,203)	(4,211)
Purchase of redeemable non-controlling interest, temporary equity	(5,113)	(907)
Purchase of non controlling interest, permanent equity	(8,973)	-
Proceeds on sale of non-controlling interest, permanent equity	50	-
Repayment of notes receivable related to sales of redeemable non-controlling interest	71	-
Proceeds on sale of partnership interest - redeemable non-controlling interest, temporary equity	221	15
Distributions from unconsolidated affiliate	195	310
Proceeds on sale of partnership interest, clinics and fixed assets	-	700
Other	324	44
Net cash (used in) investing activities	(39,801)	(6,628)

FINANCING ACTIVITIES
Proceeds from revolving facility	77,000	17,000
Payments on revolving facility	(33,000)	-
Distributions to non-controlling interest, permanent and temporary equity	(4,401)	(3,653)
Payments on term loan	(1,875)	(3,750)
Principal payments on notes payable	(575)	(473)
Payment of contingent consideration	(8,287)	-
Net cash provided by financing activities	28,862	9,124

Net (decrease) in cash and cash equivalents	(7,131)	(2,179)
Cash and cash equivalents - beginning of period	35,570	41,362
Cash and cash equivalents - end of period	$28,439	$39,183

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$332	$7,359
Interest paid	2,837	2,205
Non-cash investing and financing transactions during the period:
Purchase of businesses - seller financing portion	500	-
Purchase of redeemable non-controlling interest, temporary equity, recorded in accrued liabilities	-	6,672
Fair market value of initial contingent consideration related to purchase of businesses	-	1,259
Notes payable related to purchase of redeemable non-controlling interest, temporary equity	14	89
Notes payable related to purchase of non-controlling interest, permanent equity	16	-
Notes receivable related to sale of redeemable non-controlling interest, temporary equity	3,649	646
Notes receivable related to the sale of non-controlling interest, permanent equity	527	-
Offset to notes receivable associated with purchase of redeemable non-controlling interest	72	180
Dividends payable to USPH shareholders	7,006	6,836

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(IN THOUSANDS)

	U.S.Physical Therapy, Inc.
	Common Stock		Additional	Accumulated Other	Retained	Treasury Stock		Total Shareholders’	Non-Controlling
	Shares	Amount	Paid-In Capital	Comprehensive Gain	Earnings	Shares	Amount	Equity	Interests	Total

Balance December 31, 2025	17,419	$174	$285,522	$714	$227,216	(2,296)	$(37,194)	$476,432	$456	$476,888
Net income attributable to USPH shareholders	-	-	-	-	5,038	-	-	5,038	-	5,038
Net income attributable to non-controlling interest - permanent equity	-	-	-	-	-	-	-	-	604	604
Issuance of restricted stock, net of cancellations	107	1	-	-	-	-	-	1	-	1
Revaluation of redeemable non-controlling interest	-	-	-	-	(9,369)	-	-	(9,369)	-	(9,369)
Compensation expense - equity-based awards	-	-	2,172	-	-	-	-	2,172	-	2,172
Sale of non-controlling interest	-	-	-	-	-	-	-	-	26	26
Purchase of non-controlling interest (permanent equity)	-	-	(239)	-	-	-	-	(239)	(38)	(277)
Dividends payable to USPH shareholders	-	-	-	-	(7,006)	-	-	(7,006)	-	(7,006)
Distributions to non-controlling interest partners - permanent equity	-	-	-	-	-	-	-	-	(589)	(589)
Deferred taxes related to redeemable non-controlling interest - temporary equity	-	-	-	-	999	-	-	999	-	999
Other comprehensive gain	-	-	-	264	-	-	-	264	-	264
Transfer of compensation liability for certain stock issued pursuant to long-term incentive plans	-	-	685	-	-	-	-	685	-	685
Other	-	-	-	-	(2)	-	-	(2)	-	(2)
Balance March 31, 2026	17,526	$175	$288,140	$978	$216,876	(2,296)	$(37,194)	$468,975	$459	$469,434

	U.S.Physical Therapy, Inc.
	Common Stock		Additional	Accumulated Other	Retained	Treasury Stock		Total Shareholders’	Non-Controlling
	Shares	Amount	Paid-In Capital	Comprehensive Gain	Earnings	Shares	Amount	Equity	Interests	Total

Balance December 31, 2024	17,309	$172	$290,321	$2,799	$227,265	(2,215)	$(31,628)	$488,929	$1,092	$490,021
Net income attributable to USPH shareholders	-	-	-	-	9,899	-	-	9,899	-	9,899
Net income attributable to non-controlling interest - permanent equity	-	-	-	-	-	-	-	-	1,557	1,557
Issuance of restricted stock, net of cancellations	97	-	-	-	-	-	-	-	-	-
Revaluation of redeemable non-controlling interest	-	-	-	-	2,903	-	-	2,903	-	2,903
Compensation expense - equity-based awards	-	-	1,731	-	-	-	-	1,731	-	1,731
Purchase of partnership interests - non-controlling interest	-	-	-	-	-	-	-	-	-	-
Dividends payable to USPH shareholders	-	-	-	-	(6,836)	-	-	(6,836)	-	(6,836)
Distributions to non-controlling interest partners - permanent equity	-	-	-	-	-	-	-	-	(987)	(987)
Deferred taxes related to redeemable non-controlling interest - temporary equity	-	-	-	-	936	-	-	936	-	936
Other comprehensive gain	-	-	-	(991)	-	-	-	(991)	-	(991)
Transfer of compensation liability for certain stock issued pursuant to long-term incentive plans	-	-	721	-	-	-	-	721	-	721
Other	-	-	-	(25)	(6)	-	-	(31)	38	7
Balance March 31, 2025	17,406	$172	$292,773	$1,783	$234,161	(2,215)	$(31,628)	$497,261	$1,700	$498,961

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Significant Accounting Policies

Nature of Business

U.S. Physical Therapy, Inc. and its subsidiaries (the “Company”) operates its business through two reportable business segments. The physical therapy operations consist of physical therapy, speech therapy and occupational therapy clinics and home-care physical and speech therapy practices that provide pre and post-operative care and treatment for a variety of orthopedic-related disorders, sports-related injuries, and rehabilitation of injured workers. Services provided by the industrial injury prevention services (“IIP”) segment include onsite services for clients’ employees including injury prevention and rehabilitation, performance optimization, post-offer employment testing, functional capacity evaluations, ergonomic assessments, occupational medicine testing services, and drug and alcohol testing. The majority of IIP is contracted with and paid for directly by employers, including a number of Fortune 500 companies. IIP is performed through Industrial Sports Medicine Professionals with specialized training related to the musculoskeletal system.

The Company added 15 and closed 12 owned/managed clinics in the three months ended March 31, 2026, bringing its total owned and/or managed clinics to 783 as of March 31, 2026, compared to 766 as of March 31, 2025.

During the three months ended March 31, 2026, and for the year ended December 31, 2025, the Company completed the acquisitions of the following clinic practices and IIP business:

		% Interest	Number of
Acquisition	Date	Acquired	Clinics
January 2026 Acquisition 2	January 31, 2026	70%	*
January 2026 Acquisition 1	January 2, 2026	50%	8
July 2025 Acquisition	July 31, 2025	60%	3
April 2025 Acquisition	April 30, 2025	40%**	***
February 2025 Acquisition	February 28, 2025	65%	3

*	IIP business.
**	On April 30, 2025, the Company acquired an outpatient home care practice that provides speech and occupational therapy through its 50% owned subsidiary Metro. After the transaction, the Company’s ownership interest is 40%, the local partners have an ownership interest of 40% and the practice’s preacquisition owners have a 20% ownership interest

***	Home-care business

Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions for Form 10-Q. However, the statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Management believes this report contains all necessary adjustments (consisting only of normal recurring adjustments) to present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the interim periods presented. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission on February 27, 2026. Interim results are not necessarily indicative of the results the Company expects for the entire year. All significant intercompany transactions have been eliminated in consolidation.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Segment Reporting

Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker in determining the allocation of resources and in assessing performance.  The Company currently operates through two segments: physical therapy operations and IIP.

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

Goodwill and other indefinite-lived intangible assets are not amortized but are instead subject to periodic impairment evaluations. The fair value of goodwill and other identifiable intangible assets with indefinite lives are evaluated for impairment at least annually and upon the occurrence of certain events or conditions and are written down to fair value, if considered impaired. These events or conditions include but are not limited to significant adverse changes in the business environment, regulatory environment, or legal factors; a current period operating, or cash flow, combined with a history of such losses or a projection of continuing losses; or a sale or disposition of a significant portion of a reporting unit. The occurrence of one of these triggering events or conditions could significantly impact an impairment assessment, necessitating an impairment charge. The Company evaluates indefinite-lived tradenames in conjunction with its annual goodwill impairment test and upon the occurrence of certain events and conditions mentioned above.

The Company’s physical therapy business is organized into seven reporting units, determined primarily by shared economic characteristics, operating performance, and management structure. The IIP business is comprised of two reporting units.

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

Region Realignment

Effective January 1, 2026, the Company completed a planned regional realignment of its reporting units. In accordance with ASC 350, Intangibles—Goodwill and Other, the Company evaluated the impact of this change and performed a goodwill impairment test.
The reorganization was administrative in nature, aimed at enhancing coordination, operational efficiency, and long-term sustainability. The new reporting units continue to operate within the same overall economic characteristics as the prior structure.

In connection with this realignment, the Company performed qualitative and quantitative assessments to determine whether it was more likely than not that the fair value of any reporting unit was less than its carrying amount. As a result of these assessments, the Company concluded there are no events or circumstances making it more likely that not that goodwill or other intangibles are impaired for any of the pre or post re-organization reporting units. There were no non-cash impairment charges recorded in the three months ended March 31, 2026 and the twelve months ended December 31, 2025.

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

When the purchase price of non-controlling interest by the Company exceeds the book value at the time of purchase, any excess or shortfall is recognized as an adjustment to additional paid-in capital. Additionally, operating losses are allocated to non-controlling interests even when such allocation creates a deficit balance for the non-controlling interest partner.

Non-Controlling Interest Transactions

During the three months ended, March 31, 2026, the Company acquired additional interests in two partnerships which are included in non-controlling interests - permanent equity. The additional interests purchased in each of the partnerships ranged from 2.5% to 20.0% and the aggregate purchase price for the acquired non-controlling interests – permanent equity amounted to $0.8 million. Additionally, the Company sold interests in one partnership which is included in non-controlling interests - permanent equity for an aggregate price of $0.6 million.

During the year ended December 31, 2025, the Company acquired additional interests in partnerships which are included in non-controlling interests - permanent equity. The additional interests purchased in each of the partnerships ranged from 3% to 35.0% and the aggregate purchase price for acquired non-controlling interests – permanent equity amounted to $8.4 million. Additionally, the Company sold interests in two partnerships for an aggregate price of $0.1 million.

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

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Other Revenue

Revenue from management agreements with third-party physicians and hospitals, which is also included in other revenue, is derived from contractual arrangements whereby the Company manages a clinic for third-party physicians and hospitals. The Company does not have any ownership interest in these clinics. Typically, revenue is determined based on the number of visits conducted at the clinic and recognized at a point in time when services are performed. Costs, typically salaries for the Company’s employees, are recorded when incurred. Management contract revenue was $1.8 million and $2.5 million for the three months ended March 31, 2026 and March 31, 2025, respectively.

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

Revenue from the IIP business, which is included in other revenue in the consolidated statements of net income, is derived from onsite services the Company provides to clients’ employees including injury prevention, rehabilitation, ergonomic assessments, post-offer employment testing, functional capacity evaluations, performance optimization, occupational medicine testing services, and drug and alcohol testing. Revenue from the Company’s IIP business is recognized when obligations under the terms of the contract are satisfied. Revenues are recognized at an amount equal to the consideration the company expects to receive in exchange for providing injury prevention services to its clients. The revenue is determined and recognized based on the number of hours and respective rate for services provided in a given period.

Deferred Revenue

Deferred revenue represents amounts billed or collected in advance of the Company’s satisfaction of its performance obligations. These amounts primarily relate to service arrangements in which consideration is received before the underlying services are provided. Deferred revenue is recognized as revenue when the related performance obligations are satisfied.

For arrangements in which services are provided over a specified term, the Company recognizes revenue over time, generally on a straight-line basis, as this pattern best reflects the transfer of services to the customer. Amounts billed in advance of providing such services are recorded as deferred revenue until the performance obligation is fulfilled. The Company evaluates its contracts to determine whether a significant financing component exists. The Company applies the practical expedient in ASC 606-10-32-18 and does not assess whether a significant financing component exists for contracts with an expected duration of one year or less. Deferred revenue is classified as current or noncurrent based on the expected timing of when the related performance obligations will be satisfied. The majority of deferred revenue is expected to be recognized within the next twelve months.

As of March 31, 2026, the Company estimated that $1.0 million of revenue is expected to be recognized in the future related to performance obligations that were unsatisfied (or partially satisfied) at the end of the reporting period. Remaining consideration pertains to annual contracts which are typically recognized as the performance obligation is satisfied. The Company applied the standard’s practical expedient that permits the omission of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which the Company recognizes revenue at the amount to which the Company has the right to invoice for services performed. As of March 31, 2025, the Company estimated deferred revenue of $0.7 million.

Contract liabilities relate to advance consideration received from customers or advance billings for which revenue has not been recognized. As all contracts are for one-year or less, all contract liabilities are recorded in other current liabilities in the Consolidated Balance Sheet. Contract liabilities are reduced when the associated revenue from the contract is recognized. The Company had no contract assets as of March 31, 2026 and as of December 31, 2025.

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

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Provision for Credit Losses

The Company determines provisions for credit losses based on the specific agings and payor classifications at each clinic. The provision for credit losses is included in operating costs in the consolidated statements of net income. Patient accounts receivable, which are stated at the historical carrying amount net of contractual allowances, write-offs, and provision for credit losses, includes only those amounts the Company estimates to be collectible. The Company’s provision for credit losses on the accompanying Consolidated Balance Sheets was $3.9 million as of March 31, 2026, and $3.8 million as of December 31, 2025.

Leases

The Company accounts for leases in accordance with ASC 842 - Leases which require certain leases to be recognized on the balance sheet.

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

The Company records any interest or penalties in interest and other expense, in the consolidated statements of net income. Interest and penalties were immaterial in each of the three months ended March 31, 2026, and March 31, 2025.

On July 4, 2025, the President signed H.R. 1, the One Big Beautiful Bill Act, into law. The legislation did not have a material impact on the Company’s income tax expense for the three months ended March 31, 2026, nor did it materially change the Company’s effective income tax rate for the year ended December 31, 2025. The Company will continue to evaluate interpretive guidance and any incremental impacts in subsequent periods.

The CARES Act includes changes to certain tax law related to net operating losses and the deductibility of interest expense and depreciation. ASC 740, Income Taxes requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. The legislation had no effect on the Company’s deferred income taxes and current income taxes payable during the three months ended March 31, 2026, and for the year ended December 31, 2025.

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

The carrying amounts reported in the balance sheets for cash and cash equivalents, contingent earn-out payments, accounts receivable, accounts payable and notes payable approximate their fair values due to the short-term maturity of these financial instruments. The carrying amount under the Third Amended and Restated Credit Agreement (defined as “Prior Credit Facility” in Note 9) approximates the fair value due to the proximity of the debt issue date and the balance sheet date and the variable component of interest on debt. The interest rate on the Credit Agreement is variable and is based, at the Company’s election, on either the Secured Overnight Financing Rate (“SOFR”) or the prime rate, in each case plus an applicable margin.

Put-Right Liability

The current owners of one of the Company’s IIP businesses have a put right which allows the sale of up to 94% of their equity interests in an unaffiliated business to the Company. The put right represents a derivative liability and is measured at fair value on a recurring basis using Level 3 inputs. Gains or losses from the remeasurement of this liability are recognized in the income statement as a component of other income (expense).

In determining the value of the put right as of March 31, 2026, the Company used a Monte Carlo simulation model utilizing unobservable inputs including asset volatility of 20.0% and a discount rate of 11.2%. The value of this put right decreased $0.4 million for the three months ended March 31, 2026. For the three months ended March 31, 2025, the put-right liability increased by $0.4 million. The put right was valued at $2.0 million on March 31, 2026, and $2.3 million on December 31, 2025.

The holders of the put right may first exercise this right beginning in January 2027. Whether the holders exercise the put right is outside of the Company’s control. If the put right is exercised, the Company is required to purchase a designated portion of the unaffiliated company’s equity interest as a purchase price based on the separate business’ historical earnings, multiplied by the EBITDA multiple expressed in the agreement, and multiplied again by the percentage of equity interests subject to the put right. If the put right were to be exercised at March 31, 2026, it is estimated that the Company would pay $53.9 million for an 80% stake in the business. Because the formula in the put right uses a pre-determined multiple of the separate business’ historical earnings, the resulting purchase price may vary compared to the fair value of such equity interests at the time of exercise.

Interest Rate Swap

The valuation of the Company’s interest rate derivative is measured as the present value of all expected future cash flows based on SOFR-based yield curves. The present value calculation uses discount rates that have been adjusted to reflect the credit quality of the Company and its counterparty, which is a Level 2 fair value measurement. See Note 10, Derivative Instruments, for additional information.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Contingent Consideration Obligations

The consideration for some of the Company’s acquisitions includes future payments that are contingent upon the occurrence of future operational or financial objectives being met. The Company estimates the fair value of contingent consideration obligations through valuation models designed to estimate the probability of such contingent payments based on various assumptions and incorporating estimated success rates. These fair value measurements are based on significant inputs not observable in the market. Substantial judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, changes in assumptions could have a material impact on the amount of contingent consideration expense the Company records in any given period. The fair value of the Company’s contingent consideration obligations was $5.8 million on March 31, 2026, and $12.3 million on December 31, 2025, which are included in Accrued expenses in the accompanying Consolidated Balance Sheets.

Redeemable Non-Controlling Interest
The redemption value of redeemable non-controlling interests approximates the fair value. See Note 4, Redeemable Non-Controlling Interests, for additional information.

Stock based compensation

Stock-based compensation is measured at the grant date fair value and recognized as expense over the requisite service period (generally the vesting period of the award). Forfeitures are recognized as they occur. The fair value of restricted stock awards and restricted stock units are determined based on the closing price of the Company’s common stock on the award date. For awards subject to performance conditions, compensation expense is recognized over the requisite service period when it is probable that the specified performance goals will be achieved.

Reclassification of Prior Period Presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

Recently Adopted Accounting Guidance

In July 2025, the FASB issued ASU 2025-05 Financial Instruments – Credit Losses (Topic 326) Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides an optional practical expedient that allows entities to assume current conditions as of the balance sheet date do not change for the remaining life of the asset, simplifying the process of estimating expected credit losses from current accounts receivable or contract assets. ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods; however early adoption is permitted. The amendments in ASU 2025-05 must be adopted prospectively. The Company adopted this standard on January 1, 2026, and there was no material impact on the Company’s consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disclosure on an annual basis, a tabular reconciliation, including both amount and percentage of specific categories of the effective tax rate reconciliation, including state and local income taxes (net of Federal taxes), foreign taxes, effects of changes in tax laws and regulations, effects of cross-border tax laws, tax credits, changes in valuation allowances, nontaxable and nondeductible items and changes in unrecognized tax benefits. Additional disclosures are required for certain items exceeding five percent of income from continuing operations multiplied by the statutory income tax rate. The standard also requires disclosure of income taxes paid between Federal, state and foreign jurisdictions, including further disaggregation of those payments exceeding five percent of the total income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, and early adoption is permitted. The Company adopted this standard as of January 1, 2025, utilizing the prospective application as permitted in the standard and has included all required disclosures.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Recent Accounting Guidance Not Yet Adopted

In May 2025, FASB issued ASU 2025-03, Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity, which revises the guidance in ASC 805 on identifying the accounting acquirer in a business combination in which the legal acquiree is a variable interest entity (“VIE”). ASC 2025-03 is intended to improve comparability between business combinations that involve VIEs and those that do not. Under ASC 2025-03, a reporting entity involved in a business combination affected primarily by the exchange of equity interests must consider the factors in ASC 805-10-55-12 through 55-15 to determine which entity is the accounting acquirer regardless of whether the legal acquiree is a VIE. More specifically, when considering those factors, the reporting entity can determine that a transaction in which the legal acquiree is a VIE represents a reverse acquisition (in which the legal acquiree is identified as the acquiree for accounting purposes). As a result, comparability is increased with business combinations in which the legal acquiree is a VIE.

The ASU is effective for fiscal years beginning after December 15, 2026, and interim reporting periods within those fiscal years; however, early adoption is permitted. The amendments in ASU 2025-03 must be applied prospectively to any acquisition transaction that occurs after the initial adoption date. The Company is currently reviewing the impact that ASU 2025-03 will have on the disclosures in our consolidated financial statements.

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

2. Earnings Per Share

Basic and diluted earnings per share is computed using the two-class method, which is an earnings allocation method that determines earnings per share for common shares and participating securities. The restricted stock the Company grants are participating securities containing non-forfeitable rights to receive dividends. Accordingly, any unvested shares of restricted stock are included in the basic and diluted earnings per share computation. Additionally, in accordance with current accounting guidance, the revaluation of redeemable non-controlling interest (see Note 4, Redeemable Non-Controlling Interest), net of tax, is charged directly to retained earnings and is included in the earnings per basic and diluted share calculation. We compute basic and diluted earnings per common share by dividing net earnings by the respective weighted average number of common shares outstanding for the periods presented.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The computation of basic and diluted earnings per share is as follows.

	Three Months Ended
	March 31, 2026	March 31, 2025
Earnings per Share	(In thousands, except per share data)
Computation of earnings per share - USPH shareholders:
Net income attributable to USPH shareholders	$5,038	$9,899
Charges to retained earnings:
Revaluation of redeemable non-controlling interest	(9,369)	2,903
Tax effect at statutory rate (federal and state)	2,487	(742)
	$(1,844)	$12,060

(Loss) earnings per share (basic and diluted)	$(0.12)	$0.80

Shares used in computation:
Basic and diluted earnings per share - weighted-average shares	15,167	15,132

3. Acquisitions of Businesses

The Company’s strategy is to continue acquiring multi-clinic outpatient physical therapy practices, to develop outpatient physical therapy clinics as satellites in existing partnerships, and to continue acquiring companies that provide and serve the industrial injury prevention sector. The consideration paid for each acquisition is derived through arm’s length negotiations and funded through working capital or borrowings under the Company’s revolving facility.

The results of operations of the acquisitions below have been included in the Company’s unaudited consolidated financial statements from their respective date of acquisition. Unaudited proforma consolidated financial information for the acquisitions has not been included, as the results, individually and in the aggregate, were not material to current operations.

During the three months ended March 31, 2026, the Company acquired a majority interest in the following businesses:

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
2026 Acquisitions

		% Interest	Number of
Acquisition	Date	Acquired	Clinics
January 2026 Acquisition 2	January 31, 2026	70%	*
January 2026 Acquisition 1	January 2, 2026	50%	8

*	IIP business

The purchase price plus the fair value of the non-controlling interest for the acquisitions after March 31, 2025 was allocated to the fair value of the assets acquired, inclusive of identifiable intangible assets (i.e. tradenames, referral relationships, customer relationships and non-compete agreements) and liabilities assumed based on the estimated fair values at the acquisition date, with the amount in excess of fair values being recorded as goodwill. The Company is in the process of completing its formal valuation analysis of the above-mentioned acquisitions in order to identify and determine the fair value of tangible and identifiable intangible assets acquired and the liabilities assumed. Thus, the final allocation of the purchase price may differ from the preliminary estimates used on March 31, 2026, based on additional information obtained and completion of the valuation of the identifiable intangible assets. Changes in the estimated valuation of the tangible assets acquired, the completion of the valuation of identifiable intangible assets and the completion by the Company of the identification of any unrecorded pre-acquisition contingencies, where the liability is probable and the amount can be reasonably estimated, will likely result in adjustments to goodwill. The Company does not expect the adjustments to be material. The Company continues to evaluate the components for the purchase price allocations for acquisitions after March 31, 2025.

On January 31, 2026, the Company acquired 70% of an IIP business with the previous owners retaining a 30% ownership interest. The purchase price for the 70% equity interest was approximately $15.0 million which was paid in cash.

On January 2, 2026, the Company acquired a 50% equity interest in an eight-clinic practice with the practice owners retaining a 50% ownership interest. The purchase price for the 50% equity interest was approximately $6.2 million, of which $5.7 million was paid in cash and $0.5 million is in the form of a note payable. The note accrues interest at 5.0% per annum and the principal and interest is payable on January 1, 2028.

Besides the acquisitions referenced above, the Company purchased the assets of a physical therapy homecare provider during the three months ended March 31, 2026, which was tucked into a larger partnership.

	Physical Therapy Operations	IIP	Total
	(In thousands)
Cash paid, net of cash acquired	$6,328	$14,875	$21,203
Seller notes	500	-	500
Contingent payments	-	-	-
Total consideration	$6,828	$14,875	$21,703

Estimated fair value of net tangible assets acquired:
Total current assets	$431	$974	$1,405
Total non-current assets	246	1,224	1,470
Total liabilities	(408)	(1,622)	(2,030)
Net tangible assets acquired	269	576	845
Customer and referral relationships	2,850	4,439	7,289
Non-compete agreements	266	429	695
Tradenames	695	1,094	1,789
Goodwill	8,920	14,775	23,695
Fair value of non-controlling interest (classified as redeemable non-controlling interest)	(6,172)	(6,438)	(12,610)
	$6,828	$14,875	$21,703

For the acquisitions in 2026, the values assigned to the customer and referral relationships and non-compete agreement are being amortized on a straight-lined basis over their respective estimated lives. For customer and referral relationships, the weighted-average amortization period is 13.9 years. For the non-compete agreements, the weighted-average amortization period is 6.7 years. The values assigned to tradenames are tested annually for impairment.

2025 Acquisitions

		% Interest	Number of
Acquisition	Date	Acquired	Clinics
July 2025 Acquisition	July 31, 2025	60%	3
April 2025 Acquisition	April 30, 2025	40%*	**
February 2025 Acquisition	February 28, 2025	65%	3

*	Home-care business
**
On April 30, 2025, one the Company acquired an outpatient home care practice that provides speech and occupational therapy through its 50% owned subsidiary Metro. After the transaction, the Company’s ownership interest is 40% the local partners have an ownership interest of 40% and the practice’s preacquisition owners have a 20% ownership interest.

On July 31, 2025, the Company acquired a 60% equity interest in a three-clinic practice with the practice owners retaining a 40% equity interest. The purchase price for the 60% equity interest was approximately $7.9 million, of which $7.6 million was paid in cash and $0.3 million is in the form of a note payable. The note accrues interest at 5.0% per annum and the principal and interest is payable on July 31, 2027. As part of this transaction, the Company agreed to additional consideration if future operational objectives are met. The contingent consideration was valued at $1.0 million as of March 31, 2026.

On April 30, 2025, the Company acquired an outpatient home-care physical and speech therapy practice through its 50%-owned subsidiary, Metro. After the transaction, the Company’s ownership interest is 40%, the local partners have an ownership interest of 40% and the practice’s preacquisition owners have a 20% ownership interest. The purchase price for the 80% equity interest was approximately $2.3 million which was paid in cash.  As part of this transaction, the Company agreed to additional consideration if future operational objectives are met. The maximum amount of additional contingent consideration due under this agreement is $1.8 million. The contingent consideration was valued at $1.1 million as of March 31, 2026.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
On February 28, 2025, the Company acquired a 65% interest in a physical therapy practice with three clinic locations (the “February 2025 Acquisition”). The prior owner retained a 35% ownership interest. The purchase price for the 65% interest was approximately $3.8 million, which was paid in cash. As part of this transaction, the Company agreed to additional consideration if future operational objectives are met by the business. The maximum additional contingent consideration payable under the agreement was $1.3 million. In March 2026, the contingent consideration was settled at $1.0 million, consisting of $0.8 million paid in cash and a $0.2 million note payable. The note accrues interest at 5% per annum and the principal and interest is payable on March 31, 2027.

The following table provides details on the purchase price allocations for the February 2025 Acquisition and preliminary purchase price allocations for the other acquisitions made in the twelve months ended December 31, 2025.

Physical Therapy
Operations
(In thousands)
Cash paid, net of cash acquired	$15,614
Contingent payments	5,730
Payable	300
Total consideration	$21,644

Estimated fair value of net tangible assets acquired:
Total current assets	$918
Total non-current assets	354
Total liabilities	(417)
Net tangible assets acquired	855
Customer and referral relationships	5,851
Non-compete agreement	380
Tradenames	1,657
Goodwill	20,956
Fair value of non-controlling interest (classified as redeemable non-controlling interest)	(8,055)
$21,644

Total current assets primarily represent accounts receivable while total non-current assets consist of fixed assets and equipment.

For the acquisitions completed in 2025, the values assigned to the customer and referral relationships and non-compete agreement are being amortized on a straight-line basis over their respective estimated lives. For customer and referral relationships, the weighted-average amortization period is 12.0 years. For the non-compete agreements, the weighted-average amortization period is 6.0 years. The values assigned to tradenames are tested annually for impairment.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Variable Interest Entities

The Company consolidates VIEs for which it is the primary beneficiary. The Company’s methodology for determining whether it is the primary beneficiary includes evaluating contractual arrangements, governance rights, decision‑making authority, and economic interests. Significant judgments include identifying the activities that most significantly affect the VIE’s performance and determining which party has power over those activities.

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

Based on the provisions of the management agreements, the Company determined that these entities are variable interest entities. The Company’s ownership percentages in these entities is 50% as of March 31, 2026. The Company consolidates the VIEs since it controls the management and operating activities that are most significant to the VIEs’ economic performance and its ownership interests expose the Company to the risks and benefits that could potentially be significant to each VIE.

The assets of the VIEs recognized in consolidation may only be used to settle obligations of each respective VIE and may not be used to satisfy claims of the Company, and the creditors of each VIE do not have recourse to the Company’s general credit. As of March 31, 2026, and December 31, 2025, the total assets of the Company’s variable interest entities were $278.3 million and $255.3 million, respectively. As of March 31, 2026, and December 31, 2025, the total liabilities of the Company’s VIEs were $50.8 million and $49.5 million respectively.

The table below presents the operating results of the VIEs.

	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025
	(In thousands)
Net revenue	$26,814	$19,806
Operating cost:
Salaries and related costs	16,416	12,905
Rent, supplies, contract labor and other	6,545	4,117
Depreciation and amortization	1,367	1,187
Provision for credit losses	183	197
Total operating cost	24,511	18,406
Gross profit	2,303	1,400
Gain on fair value adjustments	86	-
Other expense	14	4
Provision for income taxes	44	-
Income before taxes	$2,159	$1,396

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

Metro Acquisition

On October 31, 2024 (the “Metro Closing Date”), the Company acquired a fifty percent (50%) equity interest in Metro, which is a management services organization providing management and administrative services to physical-therapist outpatient physical therapy clinics.  The Company serves as the Managing Member of Metro.  The Metro transaction was completed as described below.

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

6.   The Metro Non-Compete Agreement applies to the geography that is within 20 miles of any outpatient physical therapy practice owned or managed by Metro as of the Metro Closing Date.

7.   The Metro Interim Put Right (as defined below) the Metro Put Right (as defined below), and the Metro Call Right (as defined below) do not have an expiration date. The Metro Operating Agreement contains provisions for the redemption of the Metro Owners’ Interest, either at the option of the Company (the “Metro Call Right”) or at the option of the Metro Owners (the “Metro Interim Put Right” and the “Metro Put Right”), as described below as follows, in each case at the purchase price described below:

a.	Metro Interim Put Right. The Metro Owners have the right to sell to the Company an aggregate of 20% of the Metro Owners’ Interest commencing on the 3rd anniversary of the Metro Closing Date;

b.
Metro Put Right.   Each of the Metro Owners has the right to sell their respective residual interests on or after the 6th anniversary of the Metro Closing Date, in the event the Metro chief executive officer (“Metro CEO”) no longer is employed by Metro, at the purchase price described below; and

c.
Metro Call Right.  If the Metro CEO’s employment with Metro is terminated, the Company thereafter shall have an irrevocable right to purchase the Metro Owners’ Interest, in each case at the purchase price described  below.

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

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Carrying Amounts of Redeemable Non-Controlling Interests

The following table details the changes in the carrying amount (fair value) of the Company’s redeemable non-controlling interests:

	Three Months Ended	Year Ended
	March 31, 2026	December 31, 2025
	(In thousands)
Beginning balance	$293,311	$269,025
Net income allocated to redeemable non-controlling interest	2,514	13,849
Distributions to redeemable non-controlling interest partners	(3,812)	(14,768)
Changes in the fair value of redeemable non-controlling interest	9,369	24,521
Purchases of redeemable non-controlling interest	(1,265)	(14,382)
Capital contribution	335	-
Acquired interest	12,610	7,991
Transfer from non-controlling interest to redeemable non-controlling interest (permanent equity)	-	5,753
Sales of redeemable non-controlling interest	3,869	2,433
Changes in notes receivable related to redeemable non-controlling interest	(3,496)	(1,206)
Other	2	95
Ending balance	$313,437	$293,311

The following table categorizes the carrying amount (fair value) of the redeemable non-controlling interests:

	Three Months Ended	Year Ended
	March 31, 2026	December 31, 2025
	(In thousands)
Contractual time period has lapsed but holder’s employment has not terminated	$82,538	$79,773
Contractual time period has not lapsed and holder’s employment has not terminated	230,899	213,538
Holder’s employment has terminated and contractual time period has expired	-	-
Holder’s employment has terminated and contractual time period has not expired	-	-
	$313,437	$293,311

During the three months ended March 31, 2026, the Company acquired additional interests in five partnerships for an aggregate purchase price of $1.3 million and sold interests in nine partnerships for an aggregate price of $3.9 million, which are included in redeemable non-controlling interests - temporary equity. During the year ended, December 31, 2025, the Company acquired additional interests in 14 partnerships for an aggregate purchase price of $14.4 million and sold interests in two partnerships for an aggregate price of $2.4 million, which are included in redeemable non-controlling interests - temporary equity.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5. Assets Held for Sale

As of December 31, 2024, the Company sold an underperforming business unit within the physical therapy operations segment. A $2.4 million impairment charge was recorded to write down the business unit’s carrying value to fair value, less estimated costs to sell. The impairment was included in impairment of assets held for sale on the consolidated statements of net income.  The impairment charges primarily related to intangible assets. Assets held for sale were valued at $0.6 million on December 31, 2024, and have been presented within other current assets in the accompanying balance sheets.

The transaction was completed in February 2025 and the related loss on sale of $0.1 million was recognized in the consolidated statements of net income for the three months ended March 31, 2025.

6. Goodwill

The changes in the carrying amount of goodwill consisted of the following:

	Three Months Ended	Year Ended
	March 31, 2026	December 31, 2025
	(In thousands)
Beginning balance	$692,392	$667,152
Acquisitions	23,695	21,198
Adjustments for purchase price allocation of businesses acquired in prior year	(208)	4,224
Other	(5)	(182)
Ending balance	$715,874	$692,392

During the three months ended March 31, 2026, the Company completed a regional realignment of its reporting units, which required management to perform both qualitative and quantitative assessments to determine whether it was more likely than not that goodwill or other intangible assets were impaired. Based on these assessments, the Company concluded that no such conditions existed, and accordingly, no impairment of goodwill or other intangible assets was recorded.

7. Intangible Assets

The Company’s intangible assets, net, consisted of the following:

	March 31, 2026			December 31, 2025
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Customer and referral relationships	$162,214	$(51,933)	$110,281	$155,056	$(49,295)	$105,761
Tradenames	64,812	-	64,812	62,809	-	62,809
Non-compete agreements	14,586	(9,860)	4,726	13,826	(9,535)	4,291
	$241,612	$(61,793)	$179,819	$231,691	$(58,830)	$172,861

Tradenames, customer and referral relationships, and non-compete agreements are related to the businesses acquired. The value assigned to tradenames has an indefinite life and is tested at least annually for impairment using the relief from royalty method in conjunction with the Company’s annual goodwill impairment test. The value assigned to customer and referral relationships is being amortized over their respective estimated useful lives which range from 8.0 to 16.0 years. Non-compete agreements are amortized over the respective terms of the agreements which range from 5.0 to 7.0 years.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following table details the amount of amortization expense recorded for intangible assets for the periods presented:

	Three Months Ended
	March 31, 2026	March 31, 2025
	(In thousands)
Customer and referral relationships	$2,638	$2,807
Non-compete agreements	325	301
	$2,963	$3,108

Based on the balance of referral relationships and non-compete agreements as of March 31, 2026, the expected amount to be amortized in the remainder of 2026 and thereafter by year is as follows:

For the Year Ending December 31,	Customer and Referral Relationships	Non-Compete Agreements
	(In thousands)
2026 (excluding the three months ended March 31, 2026)	$8,051	$899
2027	10,582	1,098
2028	10,314	1,021
2029	9,935	855
2030	9,770	853
Thereafter	$61,629	$-

8. Accrued Expenses

Accrued expenses consists of the following for the periods presented.

	March 31, 2026	December 31, 2025
	(In thousands)
Salaries and related costs	$23,956	$37,270
Dividends payable	7,006	-
Credit balances due to patients and payors	6,141	6,468
Contingency payable	5,775	12,275
Group health insurance	2,471	2,538
Closure costs	1,249	1,523
Put-right liability	1,196	-
Professional fees	1,032	890
Deferred revenue	1,030	737
Other property taxes payable	385	313
Interest payable	240	393
Payable related to purchase of non-controlling interest (temporary and permanent equity)	-	12,078
Income tax payable	-	993
Other	6,479	5,504
	$56,960	$80,982

9. Borrowings

Amounts outstanding under the Company’s Senior Credit Facilities (as defined below) and notes payable consisted of the following:

	March 31, 2026			December 31, 2025
	Principal Amount	Unamortized Debt Issuance Cost (2)	Net Debt	Principal Amount	Unamortized Debt Issuance Cost (2)	Net Debt
	(In thousands)
Term Facility	$129,375	$(514)	$128,861	$131,250	$(620)	$130,630
Revolving Facility	74,500	-	74,500	30,500	-	30,500
Other (1)	1,480	-	1,480	1,329	-	1,329
Total debt	205,355	(514)	204,841	163,079	(620)	162,459
Less: Current portion of long-term debt	11,223	(422)	10,801	10,287	(422)	9,865
Long-term debt, net of current portion	$194,132	$(92)	$194,040	$152,792	$(198)	$152,594

(1)	The long-term portion is included as part of Other Long-Term Liabilities in the Consolidated Balance Sheet.
(2)	Debt issuance costs are amortized over the term of the Term Loan and recorded to interest expense.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Third Amended and Restated Credit Facility

On December 5, 2013, the Company entered into an Amended and Restated Credit Agreement with a commitment for a $125.0 million revolving credit facility. This agreement was amended and/or restated in August 2015, January 2016, March 2017, November 2017, January 2021 and June 2022, which was set to expire on June 22, 2027 (“Prior Credit Facility”). The Prior Credit facility provides for total borrowings of $325.0 million, consisting of a $175.0 million revolving credit facility and a $150.0 million term loan.

As of March 31, 2026, $129.4 million was outstanding on the Term Facility while $74.5 million was outstanding under the Revolving Facility resulting in $100.5 million of credit availability. As of March 31, 2026, the Company was in compliance with all of the covenants contained in the Credit Agreement.

The effective interest rate on the Company’s Prior Credit Facility was 4.9% in each of three months ended March 31, 2026 and 2025, with an all-in effective interest rate, including all associated costs of 5.5% over the same periods, respectively.

Fourth Amended and Restated Credit Facility

On April 14, 2026, the Company entered into the Fourth Amended and Restated Credit Agreement (the “Credit Agreement”) among Bank of America, N.A., as administrative agent (“Administrative Agent”) and the lenders from time-to-time party thereto.

The Credit Agreement, which matures on April 14, 2031, provides for loans in an aggregate principal amount of $450 million. Such loans will be available through the following facilities (collectively, the “Senior Credit Facilities”):

1)	Revolving Facility: $275.0 million, five-year, revolving credit facility (“Revolving Facility”), which includes a $25.0 million sublimit for the issuance of standby letters of credit and a $25.0 million sublimit for swingline loans (each, a “Swingline Loan”).

2)
Term Facility: $175 million term loan facility (the “Term Facility”). The Term Facility amortizes in quarterly installments of: (a) 0.625% in each of the first two years, (b) 1.250% in the third and fourth year, and (c) 1.875% in the fifth year of the Credit Agreement. The remaining outstanding principal balance of all term loans is due on the maturity date.

The proceeds of the Revolving Facility have been and shall continue to be used by the Company for working capital and other general corporate purposes of our Company and its subsidiaries, including funding future acquisitions and investing in growth opportunities. The proceeds of the Term Facility were used by the Company to refinance the indebtedness outstanding under the Third Amended and Restated Credit Agreement.

The Company is not permitted to increase the Revolving Facility and/or add one or more tranches of term loans in an aggregate amount not to exceed the sum of (i) $125 million plus (ii) an unlimited additional amount, provided that (in the case of clause (ii)), after giving effect to such increases, the pro forma Consolidated Leverage Ratio (as defined in the Credit Agreement) would not exceed 2.5:1.0.

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

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The Company’s obligations under the Credit Agreement are guaranteed by our wholly owned material domestic subsidiaries (each, a “Guarantor”), and our obligations and any Guarantors are secured by a perfected first priority security interest in substantially all of our existing and future personal property and each Guarantor, subject to certain exceptions.

Other Borrowings

The Company generally enters into various notes payable as a means of financing acquisitions. As of March 31, 2026, the Company’s remaining outstanding balance on these notes amounted to $1.5 million, of which $0.3 million is due in 2026, $0.7 million is due in 2027, and $0.5 million is due in 2028. Notes are generally payable in equal annual installments of principal over two years plus any accrued and unpaid interest. Interest accrues at various interest rates ranging from 4.5% to 8.5% per annum.

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

Interest Rate Swap

In May 2022, the Company entered into an interest rate swap agreement, effective on June 30, 2022, with Bank of America, N.A, which had a $150 million notional value, and a maturity date of June 30, 2027. Beginning in July 2022, the Company receives 1-month SOFR and pays a fixed rate of interest of  2.815% on 1-month SOFR. The total interest rate in any period also includes an applicable margin based on the Company’s consolidated leverage ratio. In connection with the swap, no cash was exchanged between the Company and the counterparty.

The Company designated its interest rate swap as a cash flow hedge and structured it to be highly effective. Consequently, unrealized gains and losses related to the fair value of the interest rate swap are recorded to accumulated other comprehensive income (loss), net of tax.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The impact of the Company’s derivative instruments is reflected within the accompanying unaudited Consolidated Statements of Comprehensive Equity.

The valuations of the Company’s interest rate derivatives are measured as the present value of all expected future cash flows based on SOFR-based yield curves. The present value calculation uses discount rates that have been adjusted to reflect the credit quality of the Company and its counterparty which is a Level 2 fair value measurement.

The carrying and fair value of the Company’s interest rate derivatives (included in other current assets and other assets) were as follows.

	Three Months Ended	Year Ended
	March 31, 2026	December 31, 2025
	(In thousands)
Other current assets	$1,052	$743
Other assets	229	177
	$1,281	$920

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

The components of lease expense were as follows.

	Three Months Ended
	March 31, 2026	March 31, 2025
	(In thousands)
Operating lease cost	$13,039	$11,716
Short-term lease cost	464	296
Variable lease cost	2,646	2,517
Sublease income	(110)	(106)
Total lease cost	$16,039	$14,423

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Lease costs are reflected in the consolidated statement of net income in the line item – rent, supplies, contract labor and other.

The supplemental cash flow information related to leases was as follows.
	Three Months Ended
	March 31, 2026	March 31, 2025
	(In thousands)
Cash paid for amounts included in the measurement of operating lease liabilities	$13,039	$11,891
Right-of-use assets obtained in exchange for new operating lease liabilities	$16,441	$10,755

The aggregate future lease payments for operating leases as of March 31, 2026 were as follows.

Fiscal Year	Amount (In thousands)
2026 (excluding the three months ended March 31, 2026)	$37,808
2027	42,610
2028	32,042
2029	22,837
2030 and thereafter	43,704
Total lease payments	$179,001
Less: imputed interest	21,010
Total operating lease liabilities	$157,991

Average lease terms and discount rates were as follows.

	March 31, 2026	March 31, 2025
Weighted-average remaining lease term	4.9 years	4.5 years
Weighted-average discount rate	5.0%	4.8%

The Company leases certain properties from Michael G. Mayrsohn (lessor), who is the President of Metro. Mr. Mayrsohn was also elected to the Board of Directors by the Company’s shareholders as of May 20, 2025. The two leases are classified as operating leases that expire on April 30, 2030, and December 31, 2031. For the three months ended March 31, 2026, the Company paid a total of $0.1 million of lease payments to Mr. Mayrsohn. Metro has made leasehold improvements valued at $0.4 million as of March 31, 2026. The total of minimum future rental payments under these related party lease agreements is $2.5 million as of March 31, 2026.

12. Stock Based Compensation

On March 9, 2026, the Company awarded certain executives restricted stock units (“RSU”) under the 2003 Stock Incentive Plan. The number of RSUs that may ultimately vest will equal 0% to 150% of the target shares subject to the achievement of pre-established performance goals during the applicable performance period and the employees’ continued employment through the applicable vesting dates. The RSUs vest in 16 quarterly installments beginning May 20, 2027 and thereafter on August 20, November 20, and March 6 with final vesting on March 6, 2030, subject to accelerated vesting upon a “Qualified Retirement” and otherwise as in the Compensation Committee’s sole discretion.  Qualified Retirement shall mean the awardee’s separation from service after awardee’s attainment of age 65 and at least 8 years of service, provided that a written notice of retirement at least 9 months prior to the termination date of Grantee’s employment.

On February 23, 2026, the Company granted 0.1 million of restricted stock awards (“RSA”) under the 2003 Stock Incentive Plan to certain executives and key employees. The RSAs vest over the four years, subject to the employees’ continued employment.

Stock-based compensation for the three months ended March 31, 2026 and 2025 was $2.2 million and $1.7 million, respectively.

13. Segment Information

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

Industrial Injury Prevention Services

Services provided in the IIP segment include onsite injury prevention and rehabilitation, performance optimization, post offer employment testing, functional capacity evaluations, ergonomic assessments, occupational medicine testing services, and drug & alcohol testing.  The majority of these services are contracted with and paid for directly by employers, including a number of Fortune 500 companies. Other clients include large insurers and their contractors. The Company performs these services through industrial sports medicine professionals, consisting primarily of specialized certified athletic trainers.

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

	Three Months Ended
	March 31, 2026	March 31, 2025
	(In thousands)
Net revenue:
Physical therapy operations	$167,676	$156,408
Industrial injury prevention services	30,610	27,380
Total Company	$198,286	$183,788

Operating Costs:
Salaries and related costs:
Physical therapy operations	$100,488	$93,574
Industrial injury prevention services	19,000	17,675
Total salaries and related costs	$119,488	$111,249
Rent supplies, contract labor and other:
Physical therapy operations	$34,043	$30,099
Industrial injury prevention services	4,409	3,745
Total rent, supplies, contract labor and other	$38,452	$33,844
Depreciation and amortization:*
Physical therapy operations	$4,750	$4,693
Industrial injury prevention services	908	847
Total depreciation and amortization	$5,658	$5,540
Provision for credit losses:
Physical therapy operations	$1,966	$1,841
Industrial injury prevention services	38	7
Total provision for credit losses	$2,004	$1,848
Clinic closure costs:
Physical therapy operations	$(68)	$242
Industrial injury prevention services	-	-
Total clinic closure costs	$(68)	$242
Total Company	$165,534	$152,723

Gross profit:
Physical therapy operations	$26,497	$25,959
Industrial injury prevention services	6,255	5,106
Total Company	$32,752	$31,065

Unallocated amounts
Corporate office costs	$18,274	$16,245
Interest expense, debt and other	2,791	2,279
Interest income from investments	(16)	(24)
Loss (gain) on change in fair value of contingent earn-out consideration	1,997	(4,822)
Change in revaluation of put-right liability	(363)	404
Equity in earnings of unconsolidated affiliate	(363)	(393)
Loss on sale of a partnership	-	123
Other	(131)	(75)
Total unallocated amounts	22,189	13,737
Income before taxes	$10,563	$17,328

Assets:	March 31, 2026	December 31, 2025
Goodwill:
Physical therapy operations	$613,147	$604,440
Industrial injury prevention services	102,727	87,952
Total goodwil	$715,874	$692,392
All other assets:
Physical therapy operations	$439,013	$434,804
Industrial injury prevention services	87,170	76,814
Total all other assets	526,183	511,618
Total Assets	$1,242,057	$1,204,010

*Amortization of certain intangible assets was reallocated between the physical therapy operations and IIP segments for the three months ended March 31, 2025 to conform with current presentation.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
14. Investment in Unconsolidated Affiliate

Through one of its subsidiaries, the Company has a 49% joint venture interest in a company which provides physical therapy services for patients at hospitals. Since the Company is deemed to not have a controlling interest in the company, the Company’s investment is accounted for using the equity method of accounting. The investment balance of this joint venture as of March 31, 2026, is $12.4 million and the earnings amounted to approximately $0.4 million for the three months ended March 31, 2026. Earnings in the comparable prior period amounted to approximately $0.4 million and the investment balance of the joint venture was $12.3 million as of March 31, 2025.

15. Subsequent Events

On April 14, 2026, the Company entered into a new $450.0 million credit facility, consisting of a $175.0 million term loan and a $275.0 million revolving credit facility, with a maturity date of April 14, 2031. This facility replaces and expands the Company’s prior $325.0 million credit facility. See Note 9, Borrowings, for additional information.

The Company’s Chief Financial Officer, Mr. Carey Hendrickson, resigned effective April 24, 2026. Concurrent with Mr. Hendrickson’s departure, Mr. Jason Curtis, the Company’s Senior Vice President of Finance and Accounting, assumed the responsibilities of Chief Financial Officer on an interim basis while the Company conducts a comprehensive search for a permanent successor.

On May 5, 2026, the Company’s Board of Directors declared a quarterly dividend of $0.46 per share payable on June 12, 2026, to shareholders of record on May 22, 2026.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of U.S. Physical Therapy, Inc. and its subsidiaries (herein referred to as “we,” “us,” “our” or the “Company”) should be read in conjunction with (i) our historical consolidated financial statements and accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q; and (ii) our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2026 (“2025 Annual Report”).

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

•	the impact of a termination of one or more of the Company’s hospital affiliation arrangements, which could have an adverse impact on revenue and the results of operations;
•	the impact of future public health crises and epidemics/pandemics
•	certain of our acquisition agreements contain put-rights related to a future purchase of significant equity interests in our subsidiaries or in a separate company;
•	the impact of future vaccinations and/or testing mandates at the federal, state and/or local level, which could have an adverse impact on staffing, revenue, costs and the results of operations;
•	our debt and financial obligations could adversely affect our financial condition, our ability to obtain future financing and our ability to operate our business;
•	changes as the result of government enacted national healthcare reform;
•	the ability to control variable interest entities for which we do not have a direct ownership;
•	business and regulatory conditions, including federal and state regulations;
•	governmental and other third party payor inspections, reviews, investigations and audits, which may result in sanctions or reputational harm and increased costs;
•	revenue and earnings expectations;
•	contingent consideration provisions in certain of our acquisition agreements, the value of which may impact future financial results;

•	legal actions, which could subject us to increased operating costs and uninsured liabilities;
•	general economic conditions, including but not limited to inflationary and recessionary periods;
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

EXECUTIVE SUMMARY

We operate our business through two reportable business segments. Our physical therapy operations segment consists of physical therapy, speech therapy and occupational therapy clinics and home-care physical and speech therapy practices that provide pre- and post-operative care and treatment for a variety of orthopedic-related disorders, sports-related injuries, and rehabilitation of injured workers. Services provided by the industrial injury prevention services (“IIP”) segment include onsite injury prevention and rehabilitation, performance optimization, post offer employment testing, functional capacity evaluations, ergonomic assessments, occupational medicine testing services, and drug & alcohol testing. The majority of IIP is contracted with and paid for directly by employers, including a number of Fortune 500 companies. IIP is performed through Industrial Sports Medicine Professionals with specialized training related to the musculoskeletal system.

During the three months ended March 31, 2026, and for the year ended December 31, 2025, we completed the acquisitions of clinic practices and IIP business detailed below:

Acquisition	Date	% Interest Acquired	Number of Clinics
January 2026 Acquisition 2	January 31, 2026	70%	*
January 2026 Acquisition 1	January 2, 2026	50%	8
July 2025 Acquisition	July 31, 2025	60%	3
April 2025 Acquisition	April 30, 2025	40%**	***
February 2025 Acquisition	February 28, 2025	65%	3

* IIP business
** On April 30, 2025, the Company acquired an outpatient home care practice that provides speech and occupational therapy through its 50% owned subsidiary Metro. After the transaction, the Company’s ownership interest is 40%, the local partners have an ownership interest of 40% and the practice’s preacquisition owners have a 20% ownership interest.
*** Home-care business

Our strategy is to continue acquiring multi-clinic outpatient physical therapy practices and home-care physical and speech therapy practices, to develop outpatient physical therapy clinics as satellites in existing partnerships, and to continue acquiring companies that provide industrial injury prevention services.

The following table provides a roll forward of our clinic count for the periods presented.

Clinic Count Roll Forward (1)

	2026			2025
	Owned	Managed	Total	Owned	Managed	Total
Number of clinics, beginning of period	746	34	780	722	39	761
Q1 additions	13	2	15	14	-	14
Q1 closed or sold	(4)	(8)	(12)	(7)	(2)	(9)
Number of clinics, end of period	755	28	783	729	37	766
Q2 additions				6	-	6
Q2 closed or sold				(3)	(1)	(4)
Number of clinics, end of period				732	36	768
Q3 additions				16	2	18
Q3 closed or sold				(3)	(4)	(7)
Number of clinics, end of period				745	34	779
Q4 additions				11	-	11
Q4 closed or sold				(10)	-	(10)
Number of clinics, end of period	755	28	783	746	34	780

Q1 2026 and Q1 2025 additions	13	2	15	14	-	14
Q1 2026 and Q1 2025 closed or sold	(4)	(8)	(12)	(7)	(2)	(9)

(1) Excludes the home care business

On January 2, 2026, we acquired a 50% equity interest in an eight-clinic practice, with the original owners retaining the remaining 50% interest.

On January 31, 2026, we acquired a 70% equity interest in an industrial injury prevention business with the original owners retaining a 30% ownership interest.

Our Board of Directors declared a quarterly dividend of $0.46 per share payable on June 12, 2026, to shareholders of record on May 22, 2026.

Effective January 1, 2026, we implemented a planned regional realignment of reporting units in connection with planned leadership transitions. This change resulted in a revised composition of the Company’s reporting units. The reorganization was administrative in nature and designed to enhance coordination, improve operational efficiency, and support long-term sustainability. The updated reporting unit structure continues to reflect substantially similar economic characteristics to those under the prior organization.

On April 14, 2026, the Company closed a $450 million, five-year credit facility that includes a $175 million term loan and a $275 million revolver with a maturity date of April 14, 2031, which replaces its then existing credit facility. See Liquidity and Capital Resources section for additional information.

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

Regulatory Changes

The following is a discussion of some of the significant healthcare regulatory changes that have affected our financial performance in the periods covered by this report or are likely to affect our financial performance and financial condition in the future. The information below should be read in conjunction with the more detailed discussion of regulations contained in our 2025 Annual Report.

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

For calendar years 2021, 2022 and 2023, Centers for Medicare and Medicaid Services (“CMS”) expected decreases in Medicare reimbursement were partially offset by one-time increases in payments as a result of other legislation passed by Congress, resulting in decreases of approximately 3.5%, 0.75% and 2.0% in each of these years, respectively.  For January 1 through March 8 of 2024, CMS’s final rule resulted in an approximate 3.5% decrease in Medicare payments for the therapy specialty. However, effective as of March 9, 2024, pursuant to the Consolidated Appropriations Act, 2024, Congress minimized the reduction in Medicare payments for therapy services for the balance of 2024, resulting in an approximate 1.8% reduction in Medicare payments for therapy services (rather than the 3.5% decrease). The MPFS for 2025 decreased Medicare reimbursement for therapy services by approximately 2.9% as compared to the reimbursement rates in effect for most of 2024. For 2026, the MPFS increased Medicare reimbursement for therapy services by approximately 1.75% as compared to the reimbursement rates for 2025.

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

RESULTS OF OPERATIONS

Glossary of terms

The defined terms, with their respective descriptions, used in the following discussions are listed below.

•	Mature clinics are clinics (physical clinic locations and home-care business units) opened or acquired prior to January 1, 2025, and are still operating as of the balance sheet date.
•	Net rate per patient visit is net patient revenue related to our physical therapy operations divided by total number of patient visits (defined below) during the periods presented.
•	Patient visits is the number of unique patient visits during the periods presented for both physical clinic locations and home-care.
•
Average daily visits per clinic per day is patient visits (excluding home-care visits) divided by the number of days in which normal business operations were conducted during the periods presented and further divided by the average number of clinics in operation during the periods presented.

•	2026 First Quarter refers to the three months ended March 31, 2026.
•	2025 First Quarter refers to the three months ended March 31, 2025.

2026 First Quarter versus 2025 First Quarter

	Three Months Ended
	March 31, 2026		March 31, 2025		Variance
	Amount	As a % of Net Revenue	Amount	As a % of Net Revenue	Amount	%
	(In thousands, except percentages)
Net patient revenue	$164,328	82.9%	$152,547	83.0%	$11,781	7.7%
Other revenue	33,958	17.1%	31,241	17.0%	2,717	8.7%
Net revenue	198,286	100.0%	183,788	100.0%	14,498	7.9%

Operating Cost:
Salaries and related costs	119,488	60.3%	111,249	60.5%	8,239	7.4%
Rent, supplies, contract labor and other	38,452	19.4%	33,844	18.4%	4,608	13.6%
Depreciation and amortization	5,658	2.9%	5,540	3.0%	118	2.1%
Provision for credit losses	2,004	1.0%	1,848	1.0%	156	8.4%
Clinic closure costs - lease and other	(68)	0.0%	242	0.1%	(310)	*
Total operating cost	165,534	83.5%	152,723	83.1%	12,811	8.4%

Gross Profit	32,752	16.5%	31,065	16.9%	1,687	5.4%

Corporate office costs	18,274	9.2%	16,245	8.8%	2,029	12.5%
Loss (gain) on change in fair value of contingent earn-out consideration	1,997	1.0%	(4,822)	-2.6%	6,819	-141.4%
Operating Income	12,481	6.3%	19,642	10.7%	(7,161)	-36.5%

Other (expense) income:
Interest expense, debt and other	(2,791)	-1.4%	(2,279)	-1.2%	(512)	22.5%
Interest income from investments	16	0.0%	24	0.0%	(8)	-33.3%
Change in revaluation of put-right liability	363	0.2%	(404)	-0.2%	767	-189.9%
Equity in earnings of unconsolidated affiliate	363	0.2%	393	0.2%	(30)	-7.6%
Loss on sale of a partnership	-	0.0%	(123)	-0.1%	123	*
Other	131	0.1%	75	0.0%	56	74.7%
Total other (expense)	(1,918)	-1.0%	(2,314)	-1.3%	396	-17.1%

Income before taxes	10,563	5.3%	17,328	9.4%	(6,765)	-39.0%

Provision for income taxes	2,407	1.2%	3,860	2.1%	(1,453)	-37.6%
Net income	8,156	4.1%	13,468	7.3%	(5,312)	-39.4%

Less: Net income attributable to non-controlling interest:
Redeemable non-controlling interest - temporary equity	(2,514)	-1.3%	(2,012)	-1.1%	(502)	25.0%
Non-controlling interest - permanent equity	(604)	-0.3%	(1,557)	-0.8%	953	-61.2%
	(3,118)	-1.6%	(3,569)	-1.9%	451	-12.6%

Net income attributable to USPH shareholders	$5,038	2.5%	$9,899	5.4%	$(4,861)	-49.1%

* Not meaningful

Net income attributable to our shareholders (“USPH Net Income”) was $5.0 million for the 2026 First Quarter compared to $9.9 million for the 2025 First Quarter. Included in pretax income for the 2026 First Quarter was a loss on change in fair value of contingent earn out consideration of $2.0 million versus a gain of $4.8 million in the 2025 First Quarter. Under GAAP, changes in the value of redeemable noncontrolling interests, representing our partners’ ownership stakes in subsidiaries not fully owned by us, are excluded from net income but are included in the calculation of earnings per share. Strong performance in the 2026 First Quarter increased the value of these ownership interests which had a dilutive effect on earnings per share. Loss per share of $0.12 for the 2026 First Quarter, compared to earnings per share of $0.80 in the prior-year period.

Total net revenue for the 2026 First Quarter increased $14.5 million, or 7.9%, to $198.3 million from $183.8 million for the 2025 First Quarter while operating costs increased $12.8 million, or 8.4%, to $165.5 million from $152.7 million over the same periods, respectively.

Gross profit increased $1.7 million, or 5.4%, to $32.8 million in the 2026 First Quarter, compared to $31.1 million for the 2025 First Quarter.

The following table provides a calculation of earnings per share.

	Three Months Ended
	March 31, 2026	March 31, 2025
Earnings per Share	(In thousands, except per share data)
Computation of earnings per share - USPH shareholders:
Net income attributable to USPH shareholders	$5,038	$9,899
Charges to retained earnings:
Revaluation of redeemable non-controlling interest	(9,369)	2,903
Tax effect at statutory rate (federal and state)	2,487	(742)
	$(1,844)	$12,060

(Loss) earnings per share (basic and diluted)	$(0.12)	$0.80

Shares used in computation:
Basic and diluted earnings per share - weighted-average shares	15,167	15,132

Non-GAAP Measures

The following tables provide details of the basic and diluted earnings per share computation and reconcile net income attributable to our shareholders calculated in accordance with GAAP to Adjusted EBITDA, Operating Results and other non-GAAP measures. We believe providing Adjusted EBITDA, Operating Results and other non-GAAP measures to investors is useful information for comparing our period-to-period results as well as for comparing them with other similar businesses since most do not have redeemable instruments and therefore have different equity structures. Additionally, we believe that these non-GAAP measures provide useful supplemental information to investors, analysts, and other stakeholders in assessing the Company’s operational performance and financial trends. We use Adjusted EBITDA, Operating Results and other non-GAAP measures, which eliminate certain items described above that can be subject to volatility and unusual costs, as the principal measures to evaluate and monitor financial performance period over period.

Adjusted EBITDA, a non-GAAP measure, is defined as net income attributable to our shareholders before interest income, interest expense, taxes, depreciation, amortization, change in fair value of contingent earn-out consideration, changes in revaluation of put-right liability, equity-based awards compensation expense, clinic closure costs, business acquisition related costs, costs related to a one-time financial systems and human resources upgrade, loss on sale of a partnership and other income and related portions for non-controlling interests.

Operating Results, a non-GAAP measure, equals net income attributable to our shareholders less, changes in revaluation of a put-right liability, clinic closure costs, loss on sale of a partnership, changes in fair value of contingent earn-out consideration, business acquisition related costs, costs related to a one-time financial systems and human resources upgrade and any allocations to non-controlling interests, all net of taxes. Operating Results per share also excludes the impact of the revaluation of redeemable non-controlling interest and the associated tax impact.

Adjusted EBITDA, Operating Results and other non-GAAP measures are not measures of financial performance under GAAP. Adjusted EBITDA, Operating Results and other non-GAAP measures should not be considered in isolation or as an alternative to, or substitute for, net income attributable to our shareholders presented in the consolidated financial statements.

The tables that follow define and reconcile non-GAAP Adjusted EBITDA and non-GAAP Operating Results to the most directly comparable GAAP measure.

ADJUSTED EBITDA AND OPERATING RESULTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(unaudited)
	Three Months Ended
	March 31, 2026	March 31, 2025
Adjusted EBITDA (a non-GAAP measure)
Net income attributable to USPH shareholders	$5,038	$9,899
Adjustments:
Provision for income taxes	2,407	3,860
Depreciation and amortization	6,000	5,867
Interest expense, debt and other, net	2,791	2,279
Interest income from investments	(16)	(24)
Equity-based awards compensation expense	2,310	1,771
Change in revaluation of put-right liability	(363)	404
Loss (gain) on change in fair value of contingent earn-out consideration	1,997	(4,822)
Clinic closure costs (1)	(68)	242
Business acquisition related costs (2)	537	480
ERP implementation costs (3)	308	62
Loss on sale of a partnership	-	123
Other income	(131)	(75)
Allocation to non-controlling interests	(569)	(527)
	$20,241	$19,539

Operating Results (a non-GAAP measure)
Net income attributable to USPH shareholders	$5,038	$9,899
Adjustments:
Loss (gain) on change in fair value of contingent earn-out consideration	1,997	(4,822)
Change in revaluation of put-right liability	(363)	404
Clinic closure costs (1)	145	242
Business acquisition related costs (2)	537	480
ERP implementation costs (3)	308	62
Loss on sale of a partnership	-	123
Allocation to non-controlling interest	(3)	(10)
Tax effect at statutory rate (federal and state)	(696)	935
	$6,963	$7,313

Operating Results per share (a non-GAAP measure)	$0.46	$0.48

1)
Costs associated with the closure of four and seven clinics (owned) during the 2026 First Quarter and the 2025 First Quarter, respectively and for purposes of Operating Results, also includes accelerated depreciation related to closed clinics. See Clinic Count Roll Forward for additional information.

2)
Primarily consists of retention bonuses, as well as legal and consulting expenses related to the acquisition of equity interests in certain partnerships, and includes costs associated with entering into hospital affiliation contracts.

3)	Consists of costs related to a one-time financial and human resources systems upgrade.

A reconciliation of additional non-GAAP measures to the most comparable GAAP measures are presented in the tables below.

	Three Months Ended
	March 31, 2026
	As Reported (GAAP)	Clinic Closure Costs (1)	Metro Incentive Costs (2)	Business Acquisition Related Costs (3)	ERP Implementation Costs (4)	Change in Fair Value of Contingent Earn- out Consideration	As Adjusted (Non-GAAP)
	(in thousands, except per visit data and percentages)

Corporate office costs	$18,274	$-	$-	$(430)	$(308)	$-	$17,536
Corporate office costs as a percentage of revenue	9.2%			(0.2%)	(0.2%)		8.8%
Operating income	$12,481	$145	$260	$537	$308	$1,997	$15,728

Segment information - Physical Therapy Operations

Salaries and related costs, clinics (5)	$99,325	$-	$(260)	$-	$-	$-	$99,065
Operating costs, clinics (5)	$139,872	$(145)	$(260)	$(107)	$-	$-	$139,360
Gross profit	$26,497	$145	$260	$107	$-	$-	$27,009
Gross profit margin	15.8%	*	*	*			16.1%
Number of visits	1,543,144						1,543,144
Salaries and related costs per visit (5)	$64.37	$-	$(0.17)	$-	$-	$-	$64.20
Operating costs per visit (5)	$90.64	$(0.09)	$(0.17)	$(0.07)	$-	$-	$90.31

(1) Costs associated with the closure of four clinics (owned) during the 2026 First Quarter. Also includes accelerated depreciation related to closed clinics. See Clinic Count Roll Forward for additional information.
(2) Certain earnout bonuses and incentive costs related to the Metro acquisition.
(3) Includes expenses related to the acquisitions of equity interests in certain partnerships and includes costs associated with entering into hospital affiliation contracts.
(4) Includes costs related to a one-time financial and human resources systems upgrade.
(5) Excludes costs related to management contracts.
* Not meaningful

	Three Months Ended
	March 31, 2025
	As Reported (GAAP)	Clinic Closure Costs (1)	Metro Incentive Costs (2)	Business Acquisition Related Costs (3)	ERP Implementation Costs (4)	Change in Fair Value of Contingent Earn- out Consideration	As Adjusted (Non-GAAP)
	(in thousands, except per visit data and percentages)

Corporate office costs	$16,245	$-	$-	$(480)	$(62)	$-	$15,703
Corporate office costs as a percentage of revenue	8.8%			(0.3%)	*		8.5%
Operating income	$19,642	$242	$75	$480	$62	$(4,822)	$15,679

Segment information - Physical Therapy Operations

Salaries and related costs, clinics (5)	$91,799	$-	$(75)	$-	$-	$-	$91,724
Operating costs, clinics (5)(6)	$128,479	$(242)	$(75)	$-	$-	$-	$128,162
Gross profit	$25,959	$242	$75	$-	$-	$-	$26,276
Gross profit margin	16.6%	*	*				16.8%
Number of visits	1,443,805						1,443,805
Salaries and related costs per visit (5)	$63.58	$-	$(0.05)	$-	$-	$-	$63.53
Operating costs per visit (5)(6)	$88.99	$(0.17)	$(0.05)	$-	$-	$-	$88.77

(1) Costs associated with the closure of seven clinics (owned) during the 2025 First Quarter. See Clinic Count Roll Forward for additional information.
(2) Certain earnout bonuses and incentive costs related to the Metro acquisition.
(3) Includes expenses related to the acquisitions of equity interests in certain partnerships.
(4) Includes costs related to a one-time financial and human resources systems upgrade.
(5) Excludes costs related to management contracts.
(6) Amortization of certain intangible assets was reallocated between the physical therapy operations and IIP segments for the 2025 First Quarter amounts to conform with current presentation.
* Not meaningful

Segment Results

	Three Months Ended		Variance
	March 31, 2026	March 31, 2025	$	%
	(In thousands, except percentages and per visit data)
Physical Therapy Operations
Revenue related to:
Mature Clinics (1)	$153,579	$149,866	$3,713	2.5%
Clinic additions (2)	10,540	847	9,693	* (10)
Clinics sold or closed (3)	209	1,834	(1,625)	* (10)
Net patient revenue	164,328	152,547	11,781	7.7%
Other (4)	3,348	3,861	(513)	(13.3)%
Total	167,676	156,408	11,268	7.2%
Operating costs (5)(7)	141,179	130,449	10,730	8.2%
Gross profit	$26,497	$25,959	$538	2.1%

IIP
Net revenue	$30,610	$27,380	$3,230	11.8%
Operating costs (7)	24,355	22,274	2,081	9.3%
Gross profit	$6,255	$5,106	$1,149	22.5%

Financial and operating metrics (not in thousands):
Net rate per patient visit (1)	$106.49	$105.66	$0.83	0.8%
Patient visits (1)	1,543,144	1,443,805	99,339	6.9%
Average daily visits per clinic (1)	31.8	31.2	0.6	1.9%
Physical therapy operations gross profit margin (7)	15.8%	16.6%
Physical therapy operations adjusted gross profit margin (4)(5)(6)(7)(9)	16.1%	16.8%
IIP gross profit margin (7)	20.4%	18.6%
Adjusted salaries and related costs per visit (6)(8)	$64.20	$63.53	$0.67	1.1%
Adjusted operating costs per visit (6)(7)(8)(9)	$90.31	$88.77	$1.54	1.7%

(1) See Glossary of Terms - Revenue Metrics for definition.
(2) Includes 13 owned clinics added during the 2026 First Quarter and 47 owned clinics added during the year ended December 31, 2025. See Clinic Count Roll Forward included in the Supplemental Financial and Performance Metrics table for additional information.
(3) Includes four owned clinics closed during the 2026 First Quarter and 23 owned clinics closed during the year ended December 31, 2025. See Clinic Count Roll Forward included in the Supplemental Financial and Performance Metrics table for additional information.
(4) Includes revenues from management contracts.
(5) Includes costs from management contracts.
(6) Excludes  incentive costs related to the Metro acquisition. See the section titled Reconciliation of non-GAAP measures to the most directly comparable GAAP measure.
(7) Amortization of certain intangible assets was reallocated between the physical therapy operations and IIP segments for the 2025 First Quarter amounts to conform with current presentation.
(8) Per visit costs exclude management contract costs.
(9) Excludes certain legal costs related to business acquisitions and clinic closure costs. See the section titled Reconciliation of non-GAAP measures to the most directly comparable GAAP measure.
(10) Not meaningful.

Physical Therapy Operations

Revenues

Net revenue from physical therapy operations increased $11.3 million, or 7.2%, to $167.7 million for the 2026 First Quarter from $156.4 million for the 2025 First Quarter. This growth was due to the increase in visits and net rate per patient visit for the 2026 First Quarter of $106.49 compared to $105.66 for the 2025 First Quarter.

Total patient visits were 1,543,144, which includes home-care visits, for the 2026 First Quarter, a 6.9% increase from the 2025 First Quarter.  Average daily patient visits per clinic, which does not include home-care visits, was 31.8 for the 2026 First Quarter, compared to 31.2 for the 2025 First Quarter.

Other revenues decreased approximately $0.5 million, or 13.3%, to $3.3 million for the 2026 First Quarter from $3.9 million for the 2025 First Quarter.

Operating costs

Operating costs from physical therapy operations increased $10.7 million, or 8.2%, to $141.2 million for the 2026 First Quarter from $130.4 million for the 2025 First Quarter. Total adjusted operating costs per visit was $90.31 in the 2026 First Quarter compared to $88.77 in the 2025 First Quarter. See the section titled Non-GAAP measures for a reconciliation of non-GAAP measures to the most directly comparable GAAP measure.

Salaries and related costs, clinics (excluding management contracts) increased to $99.3 million in the 2026 First Quarter from $91.8 million in the 2025 First Quarter, an increase of $7.5 million, or 8.2%. Excluding certain incentive costs related to the Metro acquisition, adjusted salaries and related costs per visit decreased to $64.20 for the 2026 First Quarter from $63.53 for the 2025 First Quarter. See the section titled Non-GAAP measures for a reconciliation of non-GAAP measures to the most directly comparable GAAP measure.

Rent, supplies, contract labor and other costs, related to clinics (excluding management contracts) increased to $33.9 million in the 2026 First Quarter from $29.9 million in the 2025 First Quarter, an increase of $4.0 million, or 13.4%.

Depreciation and amortization related to physical therapy operations increased to $4.7 million in the 2026 First Quarter from $4.2 million in the 2025 First Quarter, an increase of $0.5 million, or 13.0%, primarily due to the larger number of clinics in the 2026 First Quarter compared to the 2025 First Quarter.

Clinic closure costs for the 2026 First Quarter resulted in a net gain of $0.1 million compared to $0.2 million in the 2025 First Quarter.

The provision for credit losses was $2.0 million for the 2026 First Quarter and $1.8 million for the 2025 First Quarter. As a percentage of net revenues, the provision for credit losses was 1.2% over the same periods.

Gross Profit

Gross profit from physical therapy operations was $26.5 million, or 15.8% as a percent of net revenues, for the 2026 First Quarter as compared to $26.0 million, or 16.6% as a percent of net revenues, for the 2025 First Quarter. Adjusted gross profit margin (a non-GAAP measure) was 16.1% for the 2026 First Quarter compared to 16.8% for the 2025 First Quarter. See the section titled Non-GAAP measures for a reconciliation of non-GAAP measures to the most directly comparable GAAP measure.

Industrial Injury Prevention Services

IIP revenue increased $3.2 million, or 11.8%, to $30.6 million for the 2026 First Quarter as compared to $27.4 million for the 2025 First Quarter, including an 8.2% increase in same store revenue over the comparable periods. Gross profit from IIP operations for the 2026 First Quarter increased $1.1 million, or 22.5%, to $6.3 million from $5.1 million for the 2025 First Quarter. Gross profit margin from IIP operations was 20.4% for the 2026 First Quarter compared to 18.6% for the 2025 First Quarter.

Corporate Office Costs

Corporate office costs increased to $18.3 million in the 2026 First Quarter, up from $16.2 million in the 2025 First Quarter, driven by increased clinic count, expenses related to acquisition integration, and the implementation of a new financial and human resources system. Implementation costs associated with the new financial and human resources system are expected to continue through the end of 2026. As a percentage of net revenue, corporate office costs was 9.2% for the 2026 First Quarter compared to 8.8% for the 2025 First Quarter. Excluding acquisition integration costs and the costs associated with the implementation of the new financial and human resources system of $0.7 million, adjusted corporate office costs was 8.8% of net revenue for the 2026 First Quarter and 8.5% of net revenue in the 2025 First Quarter. See the section titled Non-GAAP Measures for a Reconciliation of Non-GAAP Measures to the Most Directly Comparable GAAP measure.

Change in fair value of contingent earn-out consideration

Revaluation of contingent consideration related to certain acquisitions resulted in a net loss (an increase in the related liabilities) of $2.0 million for the 2026 First Quarter compared to a net gain (a decrease in the related liabilities) of $4.8 million for the 2025 First Quarter.

Operating Income

Operating income was $12.5 million for the 2026 First Quarter compared to $19.6 million for the 2025 First Quarter. Excluding certain costs described above, adjusted operating income (a non-GAAP measure) was $15.7 million for both the 2026 First Quarter and the 2025 First Quarter. See the section titled Non-GAAP measures for a reconciliation of non-GAAP measures to the most directly comparable GAAP measure.

Other (Expenses) Income

Interest Expense, Debt and Other

Interest expense increased by $0.5 million to $2.7 million for the 2026 First Quarter compared to $2.3 million for the 2025 First Quarter due to a higher average outstanding balance on our revolving credit facility for the 2026 First Quarter. The interest rate associated with borrowings on our credit facilities was 4.9% for the 2026 First Quarter and 2025 First Quarter, respectively with an all-in-effective interest rate (including all associated costs), and 5.5% over the same periods, respectively.

Change in revaluation of put-right liability

Revaluation of put-right liability related to the future purchase of an IIP business resulted in a net non-cash gain (a decrease in the related liability) of $0.4 million for the 2026 First Quarter compared to net non-cash expense (an increase in the related liability) of $0.4 million for the 2025 First Quarter.

Provision for Income Taxes

The provision for income taxes was $2.4 million for the 2026 First Quarter compared to $3.9 million during the 2025 First Quarter while the effective tax rate was 32.3% and 28.1% over the same periods, respectively.

	Three Months Ended
	March 31, 2026	March 31, 2025
	(In thousands, except percentages)
Income before taxes	$10,563	$17,328

Less: Net income attributable to non-controlling interest:
Redeemable non-controlling interest - temporary equity	(2,514)	(2,012)
Non-controlling interest - permanent equity	(604)	(1,557)
	$(3,118)	$(3,569)

Income before taxes less net income attributable to non-controlling interest	$7,445	$13,759

Provision for income taxes	$2,407	$3,860

Effective income tax rate	32.3%	28.1%

Net Income Attributable to Non-controlling Interest

Net income attributable to non-controlling interest (temporary and permanent) was $3.1 million for the 2026 First Quarter compared to $3.6 million for the 2025 First Quarter.

LIQUIDITY AND CAPITAL RESOURCES

We believe that our business has sufficient cash to allow us to meet our short-term cash requirements. Total cash and cash equivalents were $28.4 million as of March 31, 2026, compared to $35.6 million as of December 31, 2025. Additionally, we had $203.9 million of outstanding borrowings and $100.5 million in available credit under our credit facilities as of March 31, 2026, compared to $161.8 million of outstanding borrowings and $144.5 million in available credit under our credit facilities as of December 31, 2025.

We believe that our cash and cash equivalents and availability under our Senior Credit Facilities are sufficient to fund the working capital needs of our operating subsidiaries through at least March 31, 2027.

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

We make reasonable and appropriate efforts to collect accounts receivable, including applicable deductible and co-payment amounts. Claims are submitted to payors daily, weekly or monthly in accordance with our policy or payor’s requirements. When possible, we submit our claims electronically. The collection process is time-consuming and typically involves the submission of claims to multiple payors whose payment of claims may be dependent upon the payment of another payor. Claims under litigation and vehicular incidents can take a year or longer to collect. Medicare and other payor claims relating to new clinics awaiting CMS approval initially may not be submitted for six months or more. When all reasonable internal collection efforts have been exhausted, accounts are written off prior to sending them to outside collection firms. With managed care, commercial health plans and self-pay payor type receivables, the write-off generally occurs after the account receivable has been outstanding for 120 days or longer.  As of March 31, 2026, we have accrued $6.1 million related to credit balances, a portion of which is due to patients and payors.

Cash Flow

A summary of our operating, investing and financing activities is discussed below.

	Three Months Ended
	March 31, 2026	March 31, 2025

Net cash provided by (used in) operating activities	$3,808	$(4,675)
Net cash (used in) investing activities	(39,801)	(6,628)
Net cash provided by financing activities	28,862	9,124

Operating Activities

Cash provided by operating activities was $3.8 million for the 2026 First Quarter, compared to $4.7 million of net cash used in the 2025 First Quarter. The Company made a $7.5 million lump sum income tax payment during the 2025 First Quarter applicable to tax year 2024 as a result of tax relief granted by the Internal Revenue Service to aid businesses impacted by hurricane Beryl.

Investing Activities

Cash used in investing activities for the 2026 First Quarter totaled $39.8 million and primarily consisted of $35.3 million used in the purchase of interests in businesses and non-controlling interests (temporary and permanent), and $5.4 million of fixed assets purchases. Cash used in investing activities in the 2025 First Quarter was $6.6 million.

Financing Activities

Cash provided by financing activities for the 2026 First Quarter totaled $28.9 million and primarily comprised of $44.0 million in net proceeds from our Revolving Facility (as defined below). Uses included payments of $8.3 million of contingent consideration, $4.4 million in distributions to non-controlling interests (temporary and permanent), and payments of $2.5 million related to notes payable and the Company’s term loan. Cash used in financing activities in the 2025 First Quarter was $9.1 million.

Credit Facilities

Third Amended and Restated Credit Facility

On December 5, 2013, we entered into an Amended and Restated Credit Agreement with a commitment for a $125.0 million revolving credit facility. This agreement was amended and/or restated in August 2015, January 2016, March 2017, November 2017, January 2021 and June 2022, which was set to expire on June 22, 2027 (“Prior Credit Facility”). The Prior Credit Facility provides for total borrowings of $325.0 million, consisting of a $175.0 million revolving credit facility and a $150.0 million term loan.

As of March 31, 2026, $128.9 million (net of unamortized debt issuance costs of $0.5 million) was outstanding on the Term Facility while $74.5 million was outstanding under the Revolving Facility resulting in $100.5 million of credit availability on the Revolving Facility. The average interest rate on the Prior Credit Facility, including the impact of the interest rate swap, was 4.9% for the 2026 First Quarter and the 2025 First Quarter, with an all-in effective interest rate (including all associated costs), of 5.5% over the same periods, respectively.

As of March 31, 2026, we were in compliance with all of the covenants contained in the Prior Credit Facility.

Fourth Amended and Restated Credit Facility

On April 14, 2026, we entered into the Fourth Amended and Restated Credit Agreement (the “Credit Agreement”) among Bank of America, N.A., as administrative agent (“Administrative Agent”) and the lenders from time-to-time party thereto.

The Credit Agreement, which matures on April 14, 2031, provides for loans in an aggregate principal amount of $450.0 million. Such loans will be available through the following facilities (collectively, the “Senior Credit Facilities”):

1)
Revolving Facility: $275.0 million, five-year, revolving credit facility (“Revolving Facility”), which includes a $25.0 million sublimit for the issuance of standby letters of credit and a $25.0 million sublimit for swingline loans (each, a “Swingline Loan”).

2)
Term Facility: $175.0 million term loan facility (the “Term Facility”). The Term Facility amortizes in quarterly installments of: (a) 0.625% in each of the first two years, (b) 1.250% in the third and fourth year, and (c) 1.875% in the fifth year of the Credit Agreement. The remaining outstanding principal balance of all term loans is due on the maturity date.

The proceeds of the Revolving Facility have been and shall continue to be used by us for working capital and other general corporate purposes of our Company and its subsidiaries, including funding future acquisitions and investing in growth opportunities. The proceeds of the Term Facility were used by us to refinance the indebtedness outstanding under the Third Amended and Restated Credit Agreement.

We are permitted to increase the Revolving Facility and/or add one or more tranches of term loans in an aggregate amount not to exceed the sum of (i) $125.0 million plus (ii) an unlimited additional amount, provided that (in the case of clause (ii)), after giving effect to such increases, the pro forma Consolidated Leverage Ratio (as defined in the Credit Agreement) would not exceed 2.5:1.0.

The interest rates per annum applicable to the Senior Credit Facilities (other than in respect of Swingline Loans) will be Term SOFR as defined in the agreement plus an applicable margin or, at our option, an alternate base rate plus an applicable margin. Interest is payable at the end of the selected interest period but no less frequently than quarterly and on the date of maturity.

We will also pay to the Administrative Agent, for the account of each lender under the Revolving Facility, a commitment fee equal to the actual daily excess of each lender’s commitment over its outstanding credit exposure under the Revolving Facility (“unused fee”). We may prepay and/or repay the revolving loans and the term loans, in whole or in part, at any time without premium or penalty, subject to certain conditions.

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

As of March 31, 2026, the fair value of the interest rate swap was $1.3 million, an increase of $0.3 million, net of income tax effect, as compared to December 31, 2025. The fair value of the interest rate swap is included in Other assets (current and long term) in our consolidated balance sheet while the changes in fair value are presented as an unrealized loss or gain in our unaudited consolidated statements of comprehensive income. The interest rate swap arrangement has generated $0.3 million in interest savings for the 2026 First Quarter.

The average interest rate on the Prior Credit Facility, net of savings from the swap, was 4.9% for the 2026 First Quarter and the 2025 First Quarter.

Notes Payable and Deferred Payments Related to Acquisitions

We generally enter into various notes payable as a means of financing our acquisitions. Our present outstanding notes payable primarily relate to the acquisitions of a business or acquisitions of majority interests in such businesses. At March 31, 2026, our remaining outstanding balance on these notes aggregated $1.5 million, of which $0.3 million is payable in 2026, $0.7 million is payable in 2027, and $0.5 million is payable in 2028. Notes are generally payable in equal annual installments of principal over two years plus any accrued and unpaid interest. Interest accrues at various interest rates ranging from 4.5% to 8.5% per annum.

On January 2, 2026, we acquired a 50% equity interest in an eight-clinic practice with the practice owners retaining 50% ownership interest. The purchase price for the 50% equity interest was approximately $6.2 million, of which $5.7 million was paid in cash and $0.5 million is in the form of a note payable. The note accrues interest at 5.0% per annum and the principle and interest is payable on January 1, 2028.

On September 30, 2025, together with a local partner, we acquired a 100% equity interest in a two-clinic practice for a purchase price of $0.4 million, which was paid in cash. As part of this transaction, we agreed to additional consideration if future objectives are met. The contingent consideration was valued at less than $0.1 million as of March 31, 2026.

On July 31, 2025, we acquired a 60% equity interest in a three-clinic practice with the practice owners retaining a 40% equity interest. The purchase price for the 60% equity interest was approximately $7.9 million, of which $7.6 million was paid in cash and $0.3 million in the form of a note payable. The note accrues interest at 5.0% per annum and the principal and interest is payable on July 31, 2027. As part of this transaction, we agreed to additional consideration if future operational objectives are met. The contingent consideration was valued at $1.0 million as of March 31, 2026.

On April 30, 2025, we acquired an outpatient home-care physical and speech therapy practice through our 50%-owned subsidiary, Metro. After the transaction, our ownership interest is 40%, our local partners have an partnership interest of 40% and the practice’s pre-acquisition owners have a 20% ownership interest. The purchase price for the 80% equity interest was approximately $2.3 million which was paid in cash.  As part of this transaction, we agreed to additional consideration if future operational objectives are met. The maximum amount of additional contingent consideration due under this agreement is $1.8 million. The contingent consideration was valued at $1.1 million as of March 31, 2026.

On February 28, 2025, we acquired 65% interest in a physical therapy practice with three clinic locations. The prior owners retained a 35% ownership interest. The purchase price for the 65% interest was approximately $3.8 million which was paid in cash. As part of this transaction, we agreed to additional consideration if future operational objectives are met. The maximum amount of additional contingent consideration due under this agreement is $1.3 million. In March 2026, the contingent payment was valued at $1.0 million, of which $0.8 million was paid in cash and $0.2 million in the form of a note payable. The note accrues interest at 5% per annum and the principal and interest is payable on March 31, 2027.

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

On October 31, 2024, we acquired a 50% interest in Metro pursuant to an Equity Interest Purchase Agreement (the “Purchase Agreement”) dated October 7, 2024 among U.S. Physical Therapy, Ltd. (a subsidiary of the Company), Metro, the members of Metro, and Michael G. Mayrsohn, as Sellers’ Representative.  We also became the managing member of Metro. We paid a purchase price of approximately $76.5 million, $75.0 million of which was funded by our cash on hand and the remaining $1.5 million through the issuance of 18,358 shares of the Company’s common stock based on a trailing five-day average as of the day immediately prior to closing. The shares of the Company’s common stock were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act. The Purchase Agreement also included an earnout where the sellers can earn up to $20.0 million of additional consideration if certain performance criteria relating to the Metro business are achieved. The value of the contingent consideration at December 31, 2025, was $7.4 million. On March 6, 2026, we paid $7.4 million in full settlement of the earnout. As of March 31, 2026, no further amounts are payable related to the Metro acquisition.

On August 31, 2024, we acquired a 70% equity interest in an eight-clinic practice physical therapy and the original practice owners retained a 30% equity interest. The purchase price for the 70% equity interest was approximately $2.0 million. As part of the transaction, we agreed to additional contingent consideration if future operational and financial objectives are met. $3.6 million in contingent consideration was paid as full settlement of contingent consideration in April 2026.

On March 29, 2024, we acquired a 50% equity interest in a nine-clinic physical therapy and hand therapy practice. The original owners of the practice retained the remaining 50%. The purchase price for the 50% equity interest was approximately $16.4 million, of which $0.5 million was in the form of a note payable. The note accrued interest at 4.5% per annum and the principal and interest was paid as of the 2026 First Quarter. As part of the transaction, we agreed to additional contingent consideration if future operational and financial objectives are met. There is no maximum payout. In November 2025, we paid $2.5 million in full settlement of the contingent consideration. As of March 31, 2026, no further amounts are payable related to this acquisition.

Redeemable Non-Controlling Interest

Certain limited partnership agreements and limited liability company agreements, as amended, provide that, upon the triggering events, we have a call right, and the selling entity or individual has a put right for the purchase and sale of the limited partnership interest held by the partner. Once triggered, the put right and the call right do not expire, even upon an individual partner’s death, and contain no mandatory redemption feature. The purchase price of the partner’s limited partnership interest upon the exercise of either the put right or the call right is calculated per the terms of the respective agreements and classified as redeemable non-controlling interest (temporary equity) in our consolidated balance sheets. The fair value of the redeemable non-controlling interests on March 31, 2026 was $313.4 million.

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

We maintain an interest rate swap arrangement which is considered a derivative instrument. Our indebtedness as of March 31, 2026, was the outstanding balance of seller notes from our acquisitions of $1.5 million, and an outstanding balance on our term note related to the Prior Credit Facility of $203.9 million. The Revolving Facility within our Senior Credit Facilities has a balance of $74.5 million as of March 31, 2026, and is subject to fluctuating interest rates. A 1% change in the interest rate would result in a $0.7 million change in interest expense on the Senior Credit Facilities on an annualized basis. See Note 9 to our consolidated financial statements included in Item 1.

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

Changes in Internal Control over Financial Reporting

In January 2026, we completed an acquisition of an IIP business. As part of our ongoing integration activities, we are currently in the process of implementing internal controls and procedures at the newly acquired entity.

Except for the integration of the newly acquired entity noted above, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On May 1, 2026, the Company amended the 2026 Objective Long-Term Incentive Plan and the 2026 Subjective Long-Term Incentive Plan (collectively, the “Incentive Plans”) which were filed on a Current Report on Form 8-K on March 13, 2026. Pursuant to both Incentive Plans, any RSUs that are awarded to participants in 2027 are to vest evenly over 16 quarters beginning May 20, 2027 and thereafter on each August 20, November 20 and March 6; thus, the final vesting date for such RSUs will be March 6, 2031. The amendment corrected an inconsistency in the Incentive Plans by setting forth the correct final vesting date (March 6, 2031) rather than the incorrect date (March 6, 2030) that was included in the Incentive Plans.

Rule 10b5-1 Trading Arrangements

During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.	EXHIBITS.

Exhibit Number	Description

10.1

Fourth Amended and Restated Credit Agreement dated as of April 14, 2026 among the Company, as the borrower, and Bank of America, N.A., as Administrative Agent, Regions Capital Markets as Syndication Agent, BofA Securities Inc. Regions Capital Markets as Joint Lead Arrangers, BofA Securities Inc., as Sole Bookrunner and the lenders named therein. [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 10-Q filed with the SEC on May 8, 2026.]

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32*	Certification Pursuant to 18 U.S.C 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1
U. S. Physical Therapy, Inc. Objective Long-Term Incentive Plan for Senior Management for 2026, effective March 9, 2026. [incorporated by reference to Exhibit 99.1 on the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2026.]

99.2
U. S. Physical Therapy, Inc. Discretionary Long-Term Incentive Plan for Senior Management for 2026, effective March 9, 2026. [incorporated by reference to Exhibit 99.2 on the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2026.]

99.3
U. S. Physical Therapy, Inc. Objective Cash/RSA Bonus Plan for Senior Management for 2026, effective March 9, 2026. [incorporated by reference to Exhibit 99.3 on the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2026.]

99.4
U. S. Physical Therapy, Inc. Discretionary Cash/RSA Bonus Plan for Senior Management for 2026, effective March 9, 2026. [incorporated by reference to Exhibit 99.4 on the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2026.]

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

U.S. PHYSICAL THERAPY, INC.

Date: May 8, 2026	By:	/s/ Jason Curtis
Jason Curtis
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)