Form 10-Q
period 2026-06-30
U S PHYSICAL THERAPY INC /NV
filed 2026-08-07
CIK 885978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2026
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

As of August 7, 2026, the number of shares outstanding (issued less treasury stock) of the registrant’s common stock, par value $.01 per share, was 14,922,698.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	June 30, 2026	December 31, 2025
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$24,887	$35,570
Patient accounts receivable, less provision for credit losses of $3,824 and $3,775, respectively	69,603	64,249
Accounts receivable - other	28,557	24,087
Other current assets	16,628	16,084
Total current assets	139,675	139,990
Fixed assets:
Furniture and equipment	74,132	67,891
Leasehold improvements	60,397	58,985
Fixed assets, gross	134,529	126,876
Less accumulated depreciation and amortization	(94,095)	(91,225)
Fixed assets, net	40,434	35,651
Operating lease right-of-use assets	156,466	144,197
Investment in unconsolidated affiliate	12,712	12,275
Goodwill	716,535	692,392
Other identifiable intangible assets, net	176,547	172,861
Other assets	6,505	6,644
Total assets	$1,248,874	$1,204,010

LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST, USPH SHAREHOLDERS’ EQUITY AND NON-CONTROLLING INTEREST
Current liabilities:
Accounts payable - trade	$6,917	$6,059
Accrued expenses	45,424	49,424
Current portion of operating lease liabilities	42,871	42,134
Current portion of term loan and notes payable	4,563	9,865
Other current liabilities	10,134	31,558
Total current liabilities	109,909	139,040
Notes payable, net of current portion	890	417
Revolving facility	46,000	30,500
Term loan, net of current portion and deferred financing costs	168,566	121,677
Deferred taxes	30,998	28,391
Operating lease liabilities, net of current portion	122,899	110,572
Other long-term liabilities	2,954	3,214
Total liabilities	482,216	433,811

Redeemable non-controlling interest - temporary equity	317,491	293,311

Commitments and Contingencies

U.S. Physical Therapy, Inc. (“USPH”) shareholders’ equity:
Preferred stock, $0.01 par value, 500,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.01 par value, 20,000,000 shares authorized, 17,526,791 and 17,418,621 shares issued, respectively	175	174
Additional paid-in capital	290,551	285,522
Accumulated other comprehensive gain	1,047	714
Retained earnings	213,361	227,216
Treasury stock at cost, 2,603,117 shares and 2,296,059 shares, respectively	(56,478)	(37,194)
Total USPH shareholders’ equity	448,656	476,432
Non-controlling interest - permanent equity	511	456
Total USPH shareholders’ equity and non-controlling interest - permanent equity	449,167	476,888
Total liabilities, redeemable non-controlling interest, USPH shareholders’ equity and non-controlling interest - permanent equity	$1,248,874	$1,204,010

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF NET INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

Net patient revenue	$173,224	$164,183	$337,552	$316,730
Hospital affiliation revenue	5,564	-	5,564	-
Other revenue	35,271	33,161	69,228	64,402
Net revenue	214,059	197,344	412,344	381,132
Operating cost
Salaries and related costs	125,404	113,788	244,892	225,037
Rent, supplies, contract labor and other	38,965	34,127	77,417	67,971
Depreciation and amortization	5,621	5,741	11,278	11,281
Provision for credit losses	2,120	1,995	4,124	3,843
Clinic closure costs - lease and other	6	69	(62)	311
Total operating cost	172,116	155,720	337,649	308,443

Gross profit	41,943	41,624	74,695	72,689

Corporate office costs	19,005	17,476	37,279	33,721
Loss (gain) on change in fair value of contingent earn-out consideration	992	(790)	2,989	(5,612)
Operating income	21,946	24,938	34,427	44,580

Other (expense) income
Interest expense, debt and other	(3,213)	(2,422)	(6,004)	(4,701)
Interest income from investments	29	28	45	52
Change in revaluation of put-right liability	(168)	(339)	195	(743)
Equity in earnings of unconsolidated affiliate	408	401	772	794
Loss on extinguishment of debt	(124)	-	(124)	-
Loss on sale of a partnership	-	-	-	(123)
Other	175	47	305	122
Total other expense	(2,893)	(2,285)	(4,811)	(4,599)
Income before taxes	19,053	22,653	29,616	39,981

Provision for income taxes	4,155	4,933	6,562	8,793

Net income	14,898	17,720	23,054	31,188

Less: Net income attributable to non-controlling interest:
Redeemable non-controlling interest - temporary equity	(4,080)	(3,914)	(6,594)	(5,926)
Non-controlling interest - permanent equity	(920)	(1,413)	(1,524)	(2,970)
	(5,000)	(5,327)	(8,118)	(8,896)

Net income attributable to USPH shareholders	$9,898	$12,393	$14,936	$22,292

Basic and diluted earnings per share attributable to USPH shareholders	$0.25	$0.58	$0.13	$1.38

Shares used in computation - basic and diluted	15,070	15,197	15,118	15,165

Dividends declared per common share	$0.46	$0.45	$0.92	$0.90

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS)

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

Net income	$14,898	$17,720	$23,054	$31,188
Other comprehensive gain (loss):
Unrealized gain (loss) on cash flow hedge	94	(798)	454	(2,129)
Tax effect at statutory rate (federal and state)	(25)	204	(121)	544
Comprehensive income	$14,967	$17,126	$23,387	$29,603

Comprehensive income attributable to non-controlling interest	(5,000)	(5,327)	(8,118)	(8,896)
Comprehensive income attributable to USPH shareholders	$9,967	$11,799	$15,269	$20,707

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Six Months Ended
	June 30, 2026	June 30, 2025
OPERATING ACTIVITIES
Net income including non-controlling interest	$23,054	$31,188
Adjustments to reconcile net income including non-controlling interest to net cash provided by operating activities:
Depreciation and amortization	11,935	11,924
Provision for credit losses	4,124	3,843
Equity-based awards compensation expense	5,479	3,888
Amortization of debt issuance costs	212	210
Change in deferred income taxes	5,232	7,279
Change in revaluation of put-right liability	(195)	743
Change in fair value of contingent earn-out consideration	2,989	(5,612)
Equity of earnings in unconsolidated affiliate	(772)	(794)
Loss on sale of clinics and fixed assets	302	438
Loss on sale of a partnership	-	123
Loss on extinguishment of debt	124	-
Changes in operating assets and liabilities:
Patient accounts receivable, net	(9,047)	(10,232)
Accounts receivable - other	(2,962)	355
Other current and long term assets	74	(4,426)
Accounts payable and accrued expenses	(1,410)	(7,914)
Other long-term liabilities	(961)	(827)
Net cash provided by operating activities	38,178	30,186

INVESTING ACTIVITIES
Purchase of fixed assets	(10,737)	(5,830)
Purchase of majority interest in businesses, net of cash acquired	(21,133)	(6,890)
Purchase of redeemable non-controlling interest, temporary equity	(6,531)	(8,427)
Purchase of non controlling interest, permanent equity	(8,973)	(149)
Proceeds on sale of non-controlling interest, permanent equity	50	9
Repayment of notes receivable related to sales of redeemable non-controlling interest	396	346
Proceeds on sale of partnership interest - redeemable non-controlling interest, temporary equity	221	15
Distributions from unconsolidated affiliate	335	664
Proceeds on sale of partnership interest, clinics and fixed assets	-	700
Other	165	228
Net cash (used in) investing activities	(46,207)	(19,334)

FINANCING ACTIVITIES
Payment of debt issuance costs	(2,214)	-
Proceeds from revolving facility	153,262	73,500
Payments on revolving facility	(137,762)	(60,000)
Distributions to non-controlling interest, permanent and temporary equity	(12,326)	(10,697)
Cash dividends paid to shareholders	(13,871)	(13,678)
Proceeds from term loan	45,625	-
Payments on term loan	(1,875)	(5,625)
Principal payments on notes payable	(617)	(1,628)
Payment for taxes related to net settlement of equity awards	(51)	-
Repurchases of common stock	(19,233)	-
Payment of contingent consideration	(13,592)	-
Net cash (used in) financing activities	(2,654)	(18,128)

Net (decrease) in cash and cash equivalents	(10,683)	(7,276)
Cash and cash equivalents - beginning of period	35,570	41,362
Cash and cash equivalents - end of period	$24,887	$34,086

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$4,769	$9,833
Interest paid	6,589	4,683
Non-cash investing and financing transactions during the period:
Purchase of businesses - seller financing portion	500	-
Fair market value of initial contingent consideration related to purchase of businesses	-	3,059
Notes payable related to purchase of redeemable non-controlling interest, temporary equity	78	89
Notes receivable related to sale of redeemable non-controlling interest, temporary equity	3,649	660
Notes receivable related to the sale of non-controlling interest, permanent equity	527	29
Offset to notes receivable associated with purchase of redeemable non-controlling interest	72	254

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(IN THOUSANDS)

	Common Stock		Additional	Accumulated Other	Retained	Treasury Stock		Total Shareholders’	Non-Controlling
For the three months ended June 30, 2026	Shares	Amount	Paid-In Capital	Comprehensive Gain	Earnings	Shares	Amount	Equity	Interests	Total

Balance March 31, 2026	17,526	$175	$288,140	$978	$216,876	(2,296)	$(37,194)	$468,975	$459	$469,434
Net income attributable to USPH shareholders	-	-	-	-	9,898	-	-	9,898	-	9,898
Net income attributable to non-controlling interest - permanent equity	-	-	-	-	-	-	-	-	920	920
Revaluation of redeemable non-controlling interest	-	-	-	-	(8,294)	-	-	(8,294)	-	(8,294)
Compensation expense - equity-based awards	-	-	2,411	-	-	-	-	2,411	-	2,411
Dividends paid to USPH shareholders	-	-	-	-	(6,865)	-	-	(6,865)	-	(6,865)
Distributions to non-controlling interest partners - permanent equity	-	-	-	-	-	-	-	-	(868)	(868)
Deferred taxes related to redeemable non-controlling interest - temporary equity	-	-	-	-	1,746	-	-	1,746	-	1,746
Other comprehensive gain or loss	-	-	-	69	-	-	-	69	-	69
Repurchase of common stock	-	-	-	-	-	(307)	(19,284)	(19,284)	-	(19,284)
Balance June 30, 2026	17,526	$175	$290,551	$1,047	$213,361	(2,603)	$(56,478)	$448,656	$511	$449,167

	Common Stock		Additional	Accumulated Other	Retained	Treasury Stock		Total Shareholders’	Non-Controlling
For the six months ended June 30, 2026	Shares	Amount	Paid-In Capital	Comprehensive Gain	Earnings	Shares	Amount	Equity	Interests	Total

Balance December 31, 2025	17,419	$174	$285,522	$714	$227,216	(2,296)	$(37,194)	$476,432	$456	$476,888
Net income attributable to USPH shareholders	-	-	-	-	14,936	-	-	14,936	-	14,936
Net income attributable to non-controlling interest - permanent equity	-	-	-	-	-	-	-	-	1,524	1,524
Issuance of restricted stock, net of cancellations	107	1	-	-	-	-	-	1	-	1
Revaluation of redeemable non-controlling interest	-	-	-	-	(17,663)	-	-	(17,663)	-	(17,663)
Compensation expense - equity-based awards	-	-	4,583	-	-	-	-	4,583	-	4,583
Sale of non-controlling interest	-	-	-	-	-	-	-	-	26	26
Purchase of non-controlling interest (permanent equity)	-	-	(239)	-	-	-	-	(239)	(38)	(277)
Dividends paid to USPH shareholders	-	-	-	-	(13,871)	-	-	(13,871)	-	(13,871)
Distributions to non-controlling interest partners - permanent equity	-	-	-	-	-	-	-	-	(1,457)	(1,457)
Deferred taxes related to redeemable non-controlling interest - temporary equity	-	-	-	-	2,746	-	-	2,746	-	2,746
Other comprehensive gain or loss	-	-	-	333	-	-	-	333	-	333
Transfer of compensation liability for certain stock issued pursuant to long-term incentive plans	-	-	685	-	-	-	-	685	-	685
Repurchase of common stock	-	-	-	-	-	(307)	(19,284)	(19,284)		(19,284)
Other	-	-	-	-	(3)	-	-	(3)	-	(3)
Balance June 30, 2026	17,526	$175	$290,551	$1,047	$213,361	(2,603)	$(56,478)	$448,656	$511	$449,167

	Common Stock		Additional	Accumulated Other	Retained	Treasury Stock		Total Shareholders’	Non-Controlling
For the three months ended June 30, 2025	Shares	Amount	Paid-In Capital	Comprehensive Gain	Earnings	Shares	Amount	Equity	Interests	Total

Balance March 31, 2025	17,406	$172	$292,773	$1,783	$234,161	(2,215)	$(31,628)	$497,261	$1,700	$498,961
Net income attributable to USPH shareholders	-	-	-	-	12,393	-	-	12,393	-	12,393
Net income attributable to non-controlling interest - permanent equity	-	-	-	-	-	-	-	-	1,413	1,413
Issuance of restricted stock, net of cancellations	13	-	-	-	-	-	-	-	-	-
Revaluation of redeemable non-controlling interest	-	-	-	-	(4,806)	-	-	(4,806)	-	(4,806)
Compensation expense - equity-based awards	-	-	1,975	-	-	-	-	1,975	-	1,975
Sale of non-controlling interest	-	-	(9)	-	-	-	-	(9)	-	(9)
Dividends paid to USPH shareholders	-	-	-	-	(6,842)	-	-	(6,842)	-	(6,842)
Distributions to non-controlling interest partners - permanent equity	-	-	-	-	-	-	-	-	(1,578)	(1,578)
Deferred taxes related to redeemable non-controlling interest - temporary equity	-	-	-	-	1,439	-	-	1,439	-	1,439
Other comprehensive gain or loss	-	-	-	(594)	-	-	-	(594)	-	(594)
Other	-	-	(103)	25	11	-	-	(67)	9	(58)
Balance June 30, 2025	17,419	$172	$294,636	$1,214	$236,356	(2,215)	$(31,628)	$500,750	$1,544	$502,294

	Common Stock		Additional	Accumulated Other	Retained	Treasury Stock		Total Shareholders’	Non-Controlling
For the six months ended June 30, 2025	Shares	Amount	Paid-In Capital	Comprehensive Gain	Earnings	Shares	Amount	Equity	Interests	Total

Balance December 31, 2024	17,309	$172	$290,321	$2,799	$227,265	(2,215)	$(31,628)	$488,929	$1,092	$490,021
Net income attributable to USPH shareholders	-	-	-	-	22,292	-	-	22,292	-	22,292
Net income attributable to non-controlling interest - permanent equity	-	-	-	-	-	-	-	-	2,970	2,970
Issuance of restricted stock, net of cancellations	110	-	-	-	-	-	-	-	-	-
Revaluation of redeemable non-controlling interest, net of tax	-	-	-	-	(1,903)	-	-	(1,903)	-	(1,903)
Compensation expense - equity-based awards	-	-	3,706	-	-	-	-	3,706	-	3,706
Sale of non-controlling interest	-	-	(9)	-	-	-		(9)	-	(9)
Dividends paid to USPH shareholders	-	-	-	-	(13,678)	-	-	(13,678)	-	(13,678)
Distributions to non-controlling interest partners - permanent equity	-	-	-	-	-	-	-	-	(2,565)	(2,565)
Deferred taxes related to redeemable non-controlling interest - temporary equity	-	-	-	-	2,375	-	-	2,375	-	2,375
Other comprehensive gain or loss	-	-	-	(1,585)	-	-	-	(1,585)	-	(1,585)
Transfer of compensation liability for certain stock issued pursuant to long-term incentive plans	-	-	721	-	-	-	-	721	-	721
Other	-	-	(103)	-	5	-	-	(98)	47	(51)
Balance June 30, 2025	17,419	$172	$294,636	$1,214	$236,356	(2,215)	$(31,628)	$500,750	$1,544	$502,294

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Significant Accounting Policies

Nature of Business

U.S. Physical Therapy, Inc. and its subsidiaries (the “Company”) operates its business through two reportable business segments. The physical therapy operations consist of physical therapy, speech therapy and occupational therapy clinics and home-care physical and speech therapy practices that provide pre and post-operative care and treatment for a variety of orthopedic-related disorders, sports-related injuries, and rehabilitation of injured workers. Services provided by the industrial injury prevention services (“IIP”) segment include onsite services for clients’ employees including injury prevention and rehabilitation, performance optimization, post-offer employment testing, functional capacity evaluations, ergonomic assessments, occupational medicine testing services, and drug and alcohol testing. IIP is performed through Industrial Sports Medicine Professionals with specialized training related to the musculoskeletal system. As of June 30, 2026, and 2025, the Company owned and/or managed 781 and 766 locations, respectively.

During the six months ended June 30, 2026, and for the year ended December 31, 2025, the Company completed the following acquisitions:

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

The Company’s physical therapy business is organized into seven reporting units, determined primarily by shared economic characteristics, operating performance, and management structure. The IIP business is comprised of three reporting units.

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

Region Realignment

Effective January 1, 2026, the Company completed a planned regional realignment of its reporting units. In accordance with Accounting Standard Codification (“ASC”) 350 - Intangibles—Goodwill and Other, the Company evaluated the impact of this change and performed a goodwill impairment test.
The reorganization was administrative in nature, aimed at enhancing coordination, operational efficiency, and long-term sustainability. The new reporting units continue to operate within the same overall economic characteristics as the prior structure.

In connection with this realignment, the Company performed qualitative and quantitative assessments to determine whether it was more likely than not that the fair value of any reporting unit was less than its carrying amount. As a result of these assessments, the Company concluded there are no events or circumstances making it more likely than not that goodwill or other intangibles are impaired for any of the pre or post re-organization reporting units. There were no non-cash impairment charges recorded in the six months ended June 30, 2026 or the six months ended June 30, 2025.

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

On the date the Company acquires a controlling interest in a partnership, and the limited partnership agreement for such partnership contains redemption rights not under the control of the Company, the fair value of the non-controlling interest is recorded in the consolidated balance sheet under the caption—Redeemable non-controlling interest – temporary equity.  Then, in each reporting period thereafter until it is purchased by the Company, the redeemable non-controlling interest is adjusted to the greater of its then current redemption value or initial carrying value, based on the predetermined formula defined in the respective limited partnership agreement.  As a result, the value of the non-controlling interest is not adjusted below its initial carrying value.  The Company records any adjustment in the redemption value, net of tax, directly to retained earnings and are not reflected in the consolidated statements of net income. Although the adjustments are not reflected in the consolidated statements of net income, current accounting rules require that we reflect the adjustments, net of tax, in the earnings per share calculation.  The amount of net income attributable to redeemable non-controlling interest owners is included in consolidated net income on the face of the consolidated statements of net income. Management believes the redemption value (i.e. the carrying amount) and fair value are the same. Please see Note 4 – Redeemable Non-Controlling Interest for more information on redeemable non-controlling interest transactions.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Non-Controlling Interest

The Company recognizes non-controlling interest, in which the Company has no obligation but the right to purchase the non-controlling interest, as permanent equity in the unaudited consolidated financial statements separate from the parent entity’s equity. The amount of net income attributable to non-controlling interest is included in the consolidated net income on the face of the consolidated statements of net income. Changes in a parent entity’s ownership interest in a subsidiary that do not result in deconsolidation are treated as equity transactions if the parent entity retains its controlling financial interest. The Company recognizes a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss is measured using the fair value of the non-controlling equity investment on the deconsolidation date.

When the purchase price of non-controlling interest by the Company exceeds the book value at the time of purchase, any excess or shortfall is recognized as an adjustment to additional paid-in capital. Additionally, operating losses are allocated to non-controlling interests even when such allocation creates a deficit balance for the non-controlling interest partner.

Non-Controlling Interest Transactions

During the six months ended June 30, 2026, the Company acquired additional interests in two partnerships which are included in non-controlling interests - permanent equity. The additional interests purchased in each of the partnerships ranged from 2.5% to 20.0% and the aggregate purchase price for the acquired non-controlling interests – permanent equity amounted to $0.8 million. Additionally, the Company sold a 3.5% interest in one partnership which is included in non-controlling interests - permanent equity for an aggregate price of $0.6 million.

During the year ended December 31, 2025, the Company acquired additional interests in partnerships which are included in non-controlling interests - permanent equity. The additional interests purchased in each of the partnerships ranged from 3% to 35.0% and the aggregate purchase price for acquired non-controlling interests – permanent equity amounted to $8.4 million, of which $8.1 million was paid in cash in January 2026. Additionally, the Company sold interests in two partnerships for an aggregate price of $0.1 million.

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

Hospital Affiliations

The Company generates revenue for hospital customers under long-term hospital affiliated agreements to provide integrated therapy management services. These arrangements include the use of therapy clinics and related equipment, personnel, and services and contain both lease and non-lease components. The Company accounts for the lease and non-lease components under ASC 606 as a single performance obligation to provide integrated therapy services over the contract term. Revenue is recognized over time as the integrated therapy services are provided. Revenue includes reimbursement of salaries, benefits, and related costs and other operating expenses as variable per-encounter fees. Accordingly, revenue generated under long-term hospital affiliated agreements has been included in Hospital affiliated revenue in the accompanying Unaudited Consolidated Statements of Net Income.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Other Revenue

IIP Revenue

Revenue from the IIP business, which is included in other revenue, is derived from onsite services the Company provides to clients’ employees including injury prevention, rehabilitation, ergonomic assessments, post-offer employment testing, functional capacity evaluations, performance optimization, occupational medicine testing services, and drug and alcohol testing. Revenue from the Company’s IIP business is recognized when obligations under the terms of the contract are satisfied. Revenues are recognized at an amount equal to the consideration the Company expects to receive in exchange for providing injury prevention services to its clients. The revenue is determined and recognized based on the number of hours and respective rate for services provided in a given period.

Other Management Contracts

Revenue from other management contracts with third-party physicians and hospitals, which is also included in other revenue, is derived from contractual arrangements whereby the Company manages a clinic for third-party physicians and hospitals. The Company does not have any ownership interest in these clinics. Typically, revenue is determined based on the number of visits conducted at the clinic and recognized at a point in time when services are performed. Costs, typically salaries for the Company’s employees, are recorded when incurred. Other management contract revenue was $1.9 million and $2.3 million for the three months ended June 30, 2026 and June 30, 2025, respectively, and was $3.7 million and $4.8 million for the six months ended June 30, 2026 and June 30 2025, respectively.

Other Revenue

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

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Deferred Revenue

The Company’s IIP businesses also enter into contracts to provide services over specified contractual terms. Deferred revenue represents amounts billed or collected in advance of the Company’s satisfaction of its performance obligations. These amounts primarily relate to service arrangements in which consideration is received before the underlying services are provided. Deferred revenue is recognized as revenue when the related performance obligations are satisfied.

For arrangements in which services are provided over a specified term, the Company recognizes revenue over time, generally on a straight-line basis, as this pattern best reflects the transfer of services to the customer. Amounts billed in advance of providing such services are recorded as deferred revenue until the performance obligation is fulfilled. The Company evaluates its contracts to determine whether a significant financing component exists. The Company applies the practical expedient in ASC 606-10-32-18 and does not assess whether a significant financing component exists for contracts with an expected duration of one year or less. Deferred revenue is classified as current or noncurrent based on the expected timing of when the related performance obligations will be satisfied. The majority of deferred revenue is expected to be recognized within the next twelve months and accordingly are recorded in other current liabilities in the Consolidated Balance Sheets. Contract liabilities are reduced when the associated revenue from the contract is recognized.

As of June 30, 2026 and 2025, the Company estimated that $0.8 million and $0.7 million, respectively, of revenue is expected to be recognized in the future related to performance obligations that were unsatisfied (or partially satisfied) at the end of the reporting period. Remaining consideration pertains to annual contracts which are typically recognized as the performance obligation is satisfied. The Company applied the standard’s practical expedient that permits the omission of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which the Company recognizes revenue at the amount to which the Company has the right to invoice for services performed.

The Company had no contract assets as of June 30, 2026 or December 31, 2025.

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

Provision for Credit Losses

The Company determines provisions for credit losses based on the specific agings and payor classifications at each clinic. The provision for credit losses is included in operating costs in the consolidated statements of net income. Patient accounts receivable, which are stated at the historical carrying amount net of contractual allowances, write-offs, and provision for credit losses, includes only those amounts the Company estimates to be collectible. The Company’s provision for credit losses on the accompanying Consolidated Balance Sheets was $3.8 million as of both June 30, 2026 and December 31, 2025.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Leases

The Company accounts for leases in accordance with ASC 842 - Leases which require certain leases to be recognized on the balance sheet.

The Company evaluates whether a contract is or contains a lease at the inception of the contract. Upon lease commencement, the date on which a lessor makes the underlying asset available for use, the Company classifies the lease as either an operating or finance lease. Most of the Company’s facility leases are classified as operating leases.

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

For leases embedded in hospital affiliated agreements, the Company has elected to utilize the practical expedient that allows lessors to account for lease and non-lease components together as a single combined lease component since the timing and pattern of transfer are the same for the non-lease components and associated lease component and the lease component, if accounted for separately, would be classified as an operating lease.

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

The Company records any interest or penalties in interest and other expense, in the consolidated statements of net income. Interest and penalties were immaterial in each of the three and six months ended June 30, 2026, or June 30, 2025.

On July 4, 2025, the President signed H.R. 1, the One Big Beautiful Bill Act, into law. The legislation did not have a material impact on the Company’s income tax expense for the three or six months ended June 30, 2026, nor did it materially change the Company’s effective income tax rate for the year ended December 31, 2025. The Company will continue to evaluate interpretive guidance and any incremental impacts in subsequent periods.

The CARES Act includes changes to certain tax laws related to net operating losses and the deductibility of interest expense and depreciation. ASC 740 - Income Taxes requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. The legislation had no effect on the Company’s deferred income taxes and current income taxes payable during the six months ended June 30, 2026, and for the year ended December 31, 2025.

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

The carrying amounts reported in the balance sheets for cash and cash equivalents, contingent earn-out payments, accounts receivable, accounts payable and notes payable approximate their fair values due to the short-term maturity of these financial instruments. The carrying amount of the Company’s debt approximates the fair value due to the proximity of the debt issue date and the balance sheet date and the variable component of interest on debt. The interest rate on the Credit Agreement is variable and is based, at the Company’s election, on either the Secured Overnight Financing Rate (“SOFR”) or the prime rate, in each case plus an applicable margin.

Put-Right Liability

The current owners of one of the Company’s IIP businesses have a put right which allows the sale of up to 94% of their equity interests in an unaffiliated business, to the Company. The put right represents a derivative liability and is measured at fair value on a recurring basis using Level 3 inputs. Gains or losses from the remeasurement of this liability are recognized in the income statement as a component of other income (expense).

In determining the value of the put right as of June 30, 2026, the Company used a Monte Carlo simulation model utilizing unobservable inputs including asset volatility of 20.0% and a discount rate of 11.5%. The put right was valued at $2.2 million on June 30, 2026, and $2.3 million on December 31, 2025. The Company recorded a loss on revaluation of the put-right liability of $0.2 million for the three months ended June 30, 2026, and $0.3 million for the three months ended June 30, 2025. The Company recorded a gain on revaluation of the put-right liability of $0.2 million for the six months ended June 30, 2026, and a loss of $0.7 million for the six months ended June 30, 2025.

The holders of the put right may first exercise this right beginning in January 2027. Whether the holders exercise the put right is outside of the Company’s control. If the put right is exercised, the Company is required to purchase a designated portion of the unaffiliated company’s equity interest as a purchase price based on the separate business’ historical earnings, multiplied by the EBITDA multiple expressed in the agreement, and multiplied again by the percentage of equity interests subject to the put right. If the put right were to be exercised at June 30, 2026, it is estimated that the Company would pay $54.1 million for an 80% stake in the business. Because the formula in the put right uses a pre-determined multiple of the separate business’ historical earnings, the resulting purchase price may vary compared to the fair value of such equity interests at the time of exercise.

Interest Rate Swap

The valuation of the Company’s interest rate derivative is measured as the present value of all expected future cash flows based on SOFR-based yield curves. The present value calculation uses discount rates that have been adjusted to reflect the credit quality of the Company and its counterparty, which is a Level 2 fair value measurement. See Note 11 - Derivative Instruments, for additional information.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Contingent Consideration Obligations

The consideration for some of the Company’s acquisitions includes future payments that are contingent upon the occurrence of future operational or financial objectives being met. The Company estimates the fair value of contingent consideration obligations through valuation models designed to estimate the probability of such contingent payments based on various assumptions and incorporating estimated success rates. These fair value measurements are based on significant inputs not observable in the market. Substantial judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, changes in assumptions could have a material impact on the amount of contingent consideration expense the Company records in any given period. The fair value of the Company’s contingent consideration obligations was $1.5 million on June 30, 2026, and $12.3 million on December 31, 2025, and is included in Other Current Liabilities in the accompanying Consolidated Balance Sheets.

Redeemable Non-Controlling Interest
The redemption value of redeemable non-controlling interests approximates the fair value. See Note 4 - Redeemable Non-Controlling Interests, for additional information.

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

In December 2023, the FASB issued ASU 2023-09- Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disclosure on an annual basis, a tabular reconciliation, including both amount and percentage of specific categories of the effective tax rate reconciliation, including state and local income taxes (net of Federal taxes), foreign taxes, effects of changes in tax laws and regulations, effects of cross-border tax laws, tax credits, changes in valuation allowances, nontaxable and nondeductible items and changes in unrecognized tax benefits. Additional disclosures are required for certain items exceeding five percent of income from continuing operations multiplied by the statutory income tax rate. The standard also requires disclosure of income taxes paid between Federal, state and foreign jurisdictions, including further disaggregation of those payments exceeding five percent of the total income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, and early adoption is permitted. The Company adopted this standard as of January 1, 2025, utilizing the prospective application as permitted in the standard and has included all required disclosures.

Recent Accounting Guidance Not Yet Adopted

In May 2025, FASB issued ASU 2025-03 - Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity, which revises the guidance in ASC 805 on identifying the accounting acquirer in a business combination in which the legal acquiree is a variable interest entity (“VIE”). ASC 2025-03 is intended to improve comparability between business combinations that involve VIEs and those that do not. Under ASC 2025-03, a reporting entity involved in a business combination effected primarily by the exchange of equity interests must consider the factors in ASC 805-10-55-12 through 55-15 to determine which entity is the accounting acquirer regardless of whether the legal acquiree is a VIE. More specifically, when considering those factors, the reporting entity can determine that a transaction in which the legal acquiree is a VIE represents a reverse acquisition (in which the legal acquiree is identified as the acquiree for accounting purposes). As a result, comparability is increased with business combinations in which the legal acquiree is a VIE.

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

2. Earnings Per Share

Basic and diluted earnings per share is computed using the two-class method, which is an earnings allocation method that determines earnings per share for common shares and participating securities. Outstanding restricted stock awards are considered participating securities as they contain nonforfeitable rights to dividends. Accordingly, any unvested shares of restricted stock are included in the basic and diluted earnings per share computation. Additionally, in accordance with current accounting guidance, the revaluation of redeemable non-controlling interest (see Note 4 -  Redeemable Non-Controlling Interest), net of tax, is charged directly to retained earnings and is included in the earnings per basic and diluted share calculation.

The computation of basic and diluted earnings per share is as follows.

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Earnings per Share	(In thousands, except per share data)		(In thousands, except per share data)
Computation of earnings per share - USPH shareholders:
Net income attributable to USPH shareholders	$9,898	$12,393	$14,936	$22,292
Charges to retained earnings:
Revaluation of redeemable non-controlling interest	(8,294)	(4,806)	(17,663)	(1,903)
Tax effect at statutory rate (federal and state)	2,202	1,228	4,690	486
	$3,806	$8,815	$1,963	$20,875

Earnings per share (basic and diluted)	$0.25	$0.58	$0.13	$1.38

Shares used in computation:
Basic and diluted earnings per share - weighted-average shares	15,070	15,197	15,118	15,165

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

The results of operations of the acquisitions in the table below have been included in the Company’s unaudited consolidated financial statements from their respective date of acquisition. Unaudited proforma consolidated financial information for the acquisitions has not been included, as the results, individually and in the aggregate, were not material to current operations.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The purchase price plus the fair value of the non-controlling interest for the acquisitions after June 30, 2025 was allocated to the fair value of the assets acquired, inclusive of identifiable intangible assets (i.e. tradenames, referral relationships, customer relationships and non-compete agreements) and liabilities assumed based on the estimated fair values at the acquisition date, with the amount in excess of fair values being recorded as goodwill. The Company is in the process of completing its formal valuation analysis of the above-mentioned acquisitions in order to identify and determine the fair value of tangible and identifiable intangible assets acquired and the liabilities assumed. Thus, the final allocation of the purchase price may differ from the preliminary estimates used on June 30, 2026, based on additional information obtained and completion of the valuation of the identifiable intangible assets. Changes in the estimated valuation of the tangible assets acquired, the completion of the valuation of identifiable intangible assets and the completion by the Company of the identification of any unrecorded pre-acquisition contingencies, where the liability is probable and the amount can be reasonably estimated, will likely result in adjustments to goodwill. The Company does not expect the adjustments to be material. The Company continues to evaluate the components for the purchase price allocations for acquisitions after June 30, 2025.

During the six months ended June 30, 2026, the Company acquired a majority interest in the following businesses:

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

In addition to the acquisitions referenced above, the Company purchased the assets of a physical therapy homecare provider during the six months ended June 30, 2026, which was tucked into a larger partnership.
The following table provides details on the preliminary purchase price allocation for the acquisitions described above.

	Physical Therapy Operations	IIP	Total
	(In thousands)
Cash paid, net of cash acquired	$6,137	$14,949	$21,086
Seller notes	500	-	500
Working capital	35	12	47
Contingent payments	86	(86)	-
Total consideration	$6,758	$14,875	$21,633

Estimated fair value of net tangible assets acquired:
Total current assets	$431	$974	$1,405
Total non-current assets	151	1,224	1,375
Total liabilities	(408)	(1,622)	(2,030)
Net tangible assets acquired	174	576	750
Customer and referral relationships	2,850	4,439	7,289
Non-compete agreements	266	429	695
Tradenames	695	1,094	1,789
Goodwill	8,915	14,775	23,690
Fair value of non-controlling interest (classified as redeemable non-controlling interest)	(6,142)	(6,438)	(12,580)
	$6,758	$14,875	$21,633

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

On July 31, 2025, the Company acquired a 60% equity interest in a three-clinic practice with the practice owners retaining a 40% equity interest (the “July 2025 Acquisition”). The purchase price for the 60% equity interest was approximately $7.9 million, of which $7.6 million was paid in cash and $0.3 million is in the form of a note payable. The note accrues interest at 5.0% per annum and the principal and interest is payable on July 31, 2027. As part of this transaction, the Company agreed to additional consideration if future operational objectives are met. The contingent consideration was valued at $1.4 million as of June 30, 2026.

On April 30, 2025, the Company acquired an outpatient home-care physical and speech therapy practice through its 50%-owned subsidiary, Metro (the “April 2025 Acquisition”) After the transaction, the Company’s ownership interest is 40%, the local partners have an ownership interest of 40% and the practice’s preacquisition owners have a 20% ownership interest. The purchase price for the 80% equity interest was approximately $2.3 million which was paid in cash.  As part of this transaction, the Company agreed to additional consideration if future operational objectives are met. The maximum amount of additional contingent consideration due under this agreement was $1.8 million. In June 2026, the Company paid $1.7 million in full settlement of the contingent consideration. As of June 30, 2026, no further amounts are payable related to the acquisition.

On February 28, 2025, the Company acquired a 65% interest in a physical therapy practice with three clinic locations (the “February 2025 Acquisition”). The prior owner retained a 35% ownership interest. The purchase price for the 65% interest was approximately $3.8 million, which was paid in cash. As part of this transaction, the Company agreed to additional consideration if future operational objectives are met by the business. The maximum additional contingent consideration payable under the agreement was $1.3 million. In March 2026, the contingent consideration was settled at $1.0 million. $0.8 million was paid in cash and the remaining $0.2 million is financed through a note payable. The note accrues interest at 5% per annum and the principal and interest is payable on March 31, 2027.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following table provides details on the purchase price allocations for the February 2025 Acquisition and April 2025 Acquisition and preliminary purchase price allocations for the July 2025 Acquisition.

Physical Therapy
Operations

Cash paid, net of cash acquired	$15,442
Contingent payments	5,730
Payable	300
Total consideration	$21,472

Estimated fair value of net tangible assets acquired:
Total current assets	$650
Total non-current assets	352
Total liabilities	(668)
Net tangible assets acquired	334
Customer and referral relationships	5,570
Non-compete agreement	361
Tradenames	1,638
Goodwill	21,624
Fair value of non-controlling interest (classified as redeemable non-controlling interest)	(8,055)
$21,472

Total current assets primarily represent accounts receivable while total non-current assets consist of fixed assets and equipment.

For the acquisitions completed in 2025, the values assigned to the customer and referral relationships and non-compete agreements are being amortized on a straight-line basis over their respective estimated lives. For customer and referral relationships, the weighted-average amortization period is 13.2 years. For the non-compete agreements, the weighted-average amortization period is 6.0 years. The values assigned to tradenames are tested annually for impairment.

Variable Interest Entities

The Company consolidates VIEs for which it is the primary beneficiary. The Company’s methodology for determining whether it is the primary beneficiary includes evaluating contractual arrangements, governance rights, decision making authority, and economic interests. Significant judgments include identifying the activities that most significantly affect the VIE’s performance and determining which party has power over those activities.

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

Based on the provisions of the management agreements, the Company determined that these entities are variable interest entities. The Company’s ownership percentages in these entities is 50% as of June 30, 2026. The Company consolidates the VIEs since it controls the management and operating activities that are most significant to the VIEs’ economic performance and its ownership interests expose the Company to the risks and benefits that could potentially be significant to each VIE.

The assets of the VIEs recognized in consolidation may only be used to settle obligations of each respective VIE and may not be used to satisfy claims of the Company, and the creditors of each VIE do not have recourse to the Company’s general credit. As of June 30, 2026, and December 31, 2025, the total assets of the Company’s variable interest entities were $281.5 million and $255.3 million, respectively. As of June 30, 2026, and December 31, 2025, the total liabilities of the Company’s VIEs were $52.3 million and $49.5 million respectively.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The table below presents the operating results of the VIEs.

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(In thousands)		(In thousands)
Net revenue	$30,818	$23,117	$57,632	$42,923
Operating cost:
Salaries and related costs	18,465	13,175	34,881	26,080
Rent, supplies, contract labor and other	6,986	4,461	13,531	8,578
Depreciation and amortization	1,384	1,727	2,751	2,914
Provision for credit losses	173	230	356	427
Total operating cost	27,008	19,593	51,519	37,999
Gross profit	3,810	3,524	6,113	4,924
Loss on fair value adjustments	536	-	622	-
Other expense	20	3	34	6
Provision for income taxes	44	182	88	182
Income before taxes	$3,210	$3,339	$5,369	$4,736

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

a.
Each of the Progressive Selling Shareholders has the right to sell 30% of their respective residual interests on or after the 4th and 5th anniversaries of the acquisition closing, and then 10% on or after the 6th and 7th anniversaries.

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

Carrying Amounts of Redeemable Non-Controlling Interests

The following table details the changes in the carrying amount (fair value) of the Company’s redeemable non-controlling interests:

	Six Months Ended	Year Ended
	June 30, 2026	December 31, 2025
	(In thousands)
Beginning balance	$293,311	$269,025
Net income allocated to redeemable non-controlling interest	6,594	13,849
Distributions to redeemable non-controlling interest partners	(10,869)	(14,768)
Changes in the fair value of redeemable non-controlling interest	17,663	24,521
Purchases of redeemable non-controlling interest	(2,747)	(14,382)
Capital contribution	335	-
Acquired interest	12,610	7,991
Transfer from non-controlling interest to redeemable non-controlling interest (permanent equity)	-	5,753
Sales of redeemable non-controlling interest	3,869	2,433
Changes in notes receivable related to redeemable non-controlling interest	(3,304)	(1,206)
Other	29	95
Ending balance	$317,491	$293,311

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following table categorizes the carrying amount (fair value) of the redeemable non-controlling interests:

	Six Months Ended	Year Ended
	June 30, 2026	December 31, 2025
	(In thousands)
Contractual time period has lapsed but holder’s employment has not terminated	$88,666	$79,773
Contractual time period has not lapsed and holder’s employment has not terminated	228,825	213,538
Holder’s employment has terminated and contractual time period has expired	-	-
Holder’s employment has terminated and contractual time period has not expired	-	-
	$317,491	$293,311

During the six months ended June 30, 2026, the Company acquired additional interests in eight partnerships for an aggregate purchase price of $2.7 million and sold interests in eight partnerships for an aggregate price of $3.9 million, which are included in redeemable non-controlling interests - temporary equity. During the year ended December 31, 2025, the Company acquired additional interests in 14 partnerships for an aggregate purchase price of $14.4 million and sold interests in two partnerships for an aggregate price of $2.4 million, which are included in redeemable non-controlling interests - temporary equity.

5. Goodwill

The changes in the carrying amount of goodwill consisted of the following:

	Six Months Ended	Year Ended
	June 30, 2026	December 31, 2025
	(In thousands)
Beginning balance	$692,392	$667,152
Acquisitions	23,690	21,198
Adjustments for purchase price allocation of businesses acquired in prior year	453	4,224
Other	-	(182)
Ending balance	$716,535	$692,392

During the six months ended June 30, 2026, the Company completed a regional realignment of its reporting units, which required management to perform both qualitative and quantitative assessments to determine whether it was more likely than not that goodwill or other intangible assets were impaired. Based on these assessments, the Company concluded that no such conditions existed, and accordingly, no impairment of goodwill or other intangible assets was recorded.

6. Intangible Assets

The Company’s intangible assets, net, consisted of the following:

	June 30, 2026			December 31, 2025
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Customer and referral relationships	$161,933	$(54,582)	$107,351	$155,056	$(49,295)	$105,761
Tradenames	64,795	-	64,795	62,809	-	62,809
Non-compete agreements	14,571	(10,170)	4,401	13,826	(9,535)	4,291
	$241,299	$(64,752)	$176,547	$231,691	$(58,830)	$172,861

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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

The following table details the amount of amortization expense recorded for intangible assets for the periods presented:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(In thousands)		(In thousands)
Customer and referral relationships	$2,651	$2,870	$5,289	$5,677
Non-compete agreements	308	270	633	571
	$2,959	$3,140	$5,922	$6,248

Based on the balance of referral relationships and non-compete agreements as of June 30, 2026, the expected amount to be amortized in the remainder of 2026 and thereafter by year is as follows:

For the Year Ending December 31,	Customer and Referral Relationships	Non-Compete Agreements
	(In thousands)
2026 (excluding the six months ended June 30, 2026)	$5,344	$590
2027	10,547	1,095
2028	10,279	1,016
2029	9,900	852
2030	9,735	653
Thereafter	61,546	195

7. Accrued Expenses

Accrued expenses consists of the following for the periods presented.

	June 30, 2026	December 31, 2025
	(In thousands)
Salaries and related costs	$34,592	$37,270
Group health insurance	2,792	2,538
Closure costs	1,113	1,523
Professional fees	1,020	890
Property tax	379	313
Interest payable	141	393
Income tax	-	993
Other	5,387	5,504
	$45,424	$49,424

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
8. Other Current Liabilities

Other current liabilities consists of the following for the periods presented.

	June 30, 2026	December 31, 2025
	(In thousands)
Contingency payable	$1,461	$12,275
Payable related to purchase of non-controlling interest (temporary and permanent equity)	-	12,078
Credit balances due to patients and payors	6,693	6,468
Put-right liability	1,227	-
Deferred revenue	753	737
	$10,134	$31,558
9. Borrowings

Amounts outstanding under the Company’s Senior Credit Facilities (as defined below) and notes payable consisted of the following:

	June 30, 2026			December 31, 2025
	Principal Amount	Unamortized Debt Issuance Cost (2)	Net Debt	Principal Amount	Unamortized Debt Issuance Cost (2)	Net Debt
	(In thousands)
Term Facility	$175,000	$(2,483)	$172,517	$131,250	$(620)	$130,630
Revolving Facility	46,000	-	46,000	30,500	-	30,500
Other (1)	1,502	-	1,502	1,329	-	1,329
Total debt	222,502	(2,483)	220,019	163,079	(620)	162,459
Less: Current portion of long-term debt	4,987	(424)	4,563	10,287	(422)	9,865
Long-term debt, net of current portion	$217,515	$(2,059)	$215,456	$152,792	$(198)	$152,594

(1)	The long-term portion is included as part of Other Long-Term Liabilities in the Consolidated Balance Sheet.
(2)	Debt issuance costs are amortized over the term of the Term Loan and recorded to interest expense.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Third Amended and Restated Credit Facility

On December 5, 2013, the Company entered into an Amended and Restated Credit Agreement with a commitment for a $125.0 million revolving credit facility. This agreement was amended and/or restated in August 2015, January 2016, March 2017, November 2017, January 2021 and June 2022 (“Prior Credit Facility”). The Prior Credit facility provided for total borrowings of $325.0 million, consisting of a $175.0 million revolving credit facility and a $150.0 million term loan.

Fourth Amended and Restated Credit Facility
On April 14, 2026, the Company entered into the Fourth Amended and Restated Credit Agreement (the “Credit Agreement”) among Bank of America, N.A., as administrative agent (“Administrative Agent”) and the lenders from time-to-time party thereto.

The Credit Agreement, which matures on April 14, 2031, provides for loans in an aggregate principal amount of $450.0 million. Such loans are available through the following facilities (collectively, the “Senior Credit Facilities”):

1)	Revolving Facility: $275.0 million, five-year, revolving credit facility (“Revolving Facility”), which includes a $25.0 million sublimit for the issuance of standby letters of credit and a $25.0 million sublimit for swingline loans (each, a “Swingline Loan”).

2)
Term Facility: $175.0 million term loan facility (the “Term Facility”). The Term Facility amortizes in quarterly installments of: (a) 0.625% in each of the first two years, (b) 1.250% in the third and fourth year, and (c) 1.875% in the fifth year of the Credit Agreement. The remaining outstanding principal balance of the term loan is due on the maturity date.

The proceeds of the Revolving Facility have been and shall continue to be used by the Company for working capital and other general corporate purposes of the Company and its subsidiaries, including funding future acquisitions and investing in growth opportunities. The proceeds of the Term Facility were used by the Company to refinance the indebtedness outstanding under the Prior Credit Facility.

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

As of June 30, 2026, $175.0 million was outstanding on the Term Facility while $46.0 million was outstanding under the Revolving Facility resulting in $229.0 million of credit availability.

As of June 30, 2026, the Company was in compliance with all of the covenants contained in the Credit Agreement.

The effective interest rate on the Company’s Senior Credit Facilities was 5.3% for the three months ended June 30, 2026 and 5.1% for the three months ended, June 30 2025. The effective interest rate on the Company’s Senior Credit Facilities was 5.4% and 5.5% for the six months ended June 30, 2026 and 2025, respectively.

In connection with entering into the new Credit Agreement, the Company recorded a loss on extinguishment of debt of approximately $0.1 million, consisting primarily of the write-off of unamortized debt issuance costs related to lenders that did not participate in the new credit facility. Debt issuance costs of approximately $2.2 million associated with new and continuing lenders were carried forward and will be amortized over the remaining term of the amended credit agreement.

Other Borrowings

The Company generally enters into various notes payable as a means of financing acquisitions. As of June 30, 2026, the Company’s remaining outstanding balance on these notes amounted to $1.5 million, of which $0.3 million is due in 2026, $0.7 million is due in 2027, and $0.5 million is due in 2028. Notes are generally payable in equal annual installments of principal over two years plus any accrued and unpaid interest. Interest accrues at various interest rates ranging from 4.5% to 8.5% per annum.

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

The impact of the Company’s derivative instruments is reflected within the accompanying unaudited Consolidated Statements of Comprehensive Income.

The valuations of the Company’s interest rate derivatives are measured as the present value of all expected future cash flows based on SOFR-based yield curves. The present value calculation uses discount rates that have been adjusted to reflect the credit quality of the Company and its counterparty which is a Level 2 fair value measurement.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The carrying and fair value of the Company’s interest rate derivatives (included in other current assets and other assets) were as follows.

	June 30, 2026	December 31, 2025
	(In thousands)
Other current assets	$1,375	$743
Other assets	-	177
	$1,375	$920

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

The components of lease expense were as follows.

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(In thousands)
Operating lease cost	$13,149	$12,058	$26,189	$23,774
Short-term lease cost	433	127	896	424
Variable lease cost	2,591	2,681	5,237	5,198
Sublease income	(122)	(111)	(232)	(217)
Total lease cost	$16,051	$14,755	$32,090	$29,179

Lease costs are reflected in the consolidated statement of net income in the line item – rent, supplies, contract labor and other.

The supplemental cash flow information related to leases was as follows.

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(In thousands)

Cash paid for amounts included in the measurement of operating lease liabilities	$13,174	$12,188	$26,213	$24,079
Right-of-use assets obtained in exchange for new operating lease liabilities	$18,991	$15,200	$35,432	$25,955

The aggregate future lease payments for operating leases as of June 30, 2026 were as follows.

Amount
For the Year Ending December 31,	(In thousands)
2026 (excluding the six months ended June 30, 2026)	$25,892
2027	45,707
2028	35,764
2029	27,153
2030 and thereafter	53,936
Total lease payments	$188,452
Less: imputed interest	22,682
Total operating lease liabilities	$165,770

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Average lease terms and discount rates were as follows.

	June 30, 2026	June 30, 2025
Weighted-average remaining lease term	5.0 years	4.5 years
Weighted-average discount rate	5.1%	4.9%

The Company leases certain properties from Michael G. Mayrsohn (lessor), who is the President of Metro. Mr. Mayrsohn was also elected to the Company’s Board of Directors on May 20, 2025. The two leases are classified as operating leases that expire on April 30, 2030, and December 31, 2031. For the three months ended June 30, 2026 and June 30, 2025, the Company paid a total of $0.1 million of lease payments to Mr. Mayrsohn. For the six months ended June 30, 2026 and June 30, 2025, the Company paid a total of $0.2 million of lease payments to Mr. Mayrsohn. Metro has made leasehold improvements valued at $0.3 million as of June 30, 2026. The total of minimum future rental payments under these related party lease agreements is $2.4 million as of June 30, 2026.

12. Stock Based Compensation

On March 9, 2026, the Company adopted the 2026 Objective and Discretionary Long-Term Incentive Plan, pursuant to which certain executives are eligible to receive an award of restricted stock units (“RSU”) under the 2003 Stock Incentive Plan. The number of RSUs that may ultimately vest will equal 0% to 150% of the target shares subject to the achievement of pre-established performance goals during the applicable performance period and the employees’ continued employment through the applicable vesting dates. The RSUs vest in 16 quarterly installments beginning May 20, 2027 and thereafter on August 20, November 20, and March 6 with final vesting on March 6, 2031, subject to accelerated vesting upon a “Qualified Retirement” and otherwise as in the Compensation Committee’s sole discretion.  Qualified Retirement shall mean the awardee’s separation from service after awardee’s attainment of age 65 and at least 8 years of service, provided that a written notice of retirement at least 9 months prior to the termination date of Grantee’s employment.

On February 23, 2026, the Company granted 0.1 million of restricted stock awards (“RSA”) under the 2003 Stock Incentive Plan to certain executives and key employees. Typically, the RSAs vest over four years, subject to the employees’ continued employment. On May 19, 2026, the Company awarded the Board of Directors RSAs under the 2003 Stock Incentive Plan. The RSAs vest quarterly over one year subject to the Directors’ continued directorship with the Company.

Stock-based compensation for the three months ended June 30, 2026 and 2025 was $2.4 million and $2.0 million, respectively, and for the six months ended June 30 2026, and 2025 was $4.6 million and $3.7 million, respectively.

13. Segment Information

The Company’s reportable segments include the physical therapy operations segment and the IIP segment. Also included in the physical therapy operations segment are revenues from strategic hospital affiliations, other management contract services and other services, which include services the Company provides on-site, such as athletic trainers for schools.

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

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(In thousands)		(In thousands)
Net revenue:
Physical therapy operations	$182,355	$168,292	$350,030	$324,700
Industrial injury prevention services	31,704	29,052	62,314	56,432
Total Company	$214,059	$197,344	$412,344	$381,132

Operating Costs:
Salaries and related costs:
Physical therapy operations	$105,793	$95,668	$206,280	$189,241
Industrial injury prevention services	19,611	18,120	38,612	35,796
Total salaries and related costs	$125,404	$113,788	$244,892	$225,037
Rent supplies, contract labor and other:
Physical therapy operations	$34,301	$29,826	$68,345	$59,925
Industrial injury prevention services	4,664	4,301	9,072	8,046
Total rent, supplies, contract labor and other	$38,965	$34,127	$77,417	$67,971
Depreciation and amortization: *
Physical therapy operations	$4,680	$5,025	$9,429	$9,719
Industrial injury prevention services	941	716	1,849	1,562
Total depreciation and amortization	$5,621	$5,741	$11,278	$11,281
Provision for credit losses:
Physical therapy operations	$2,104	$1,980	$4,070	$3,821
Industrial injury prevention services	16	15	54	22
Total provision for credit losses	$2,120	$1,995	$4,124	$3,843
Clinic closure costs:
Physical therapy operations	$6	$69	$(62)	$311
Industrial injury prevention services	-	-	-	-
Total clinic closure costs	$6	$69	$(62)	$311
Total Company	$172,116	$155,720	$337,649	$308,443

Gross profit:
Physical therapy operations	$35,471	$35,724	$61,968	$61,683
Industrial injury prevention services	6,472	5,900	12,727	11,006
Total Company	$41,943	$41,624	$74,695	$72,689

Unallocated amounts
Corporate office costs	$19,005	$17,476	$37,279	$33,721
Interest expense, debt and other	3,213	2,422	6,004	4,701
Interest income from investments	(29)	(28)	(45)	(52)
Loss (gain) on change in fair value of contingent earn-out consideration	992	(790)	2,989	(5,612)
Change in revaluation of put-right liability	168	339	(195)	743
Equity in earnings of unconsolidated affiliate	(408)	(401)	(772)	(794)
Loss on sale of a partnership	-	-	-	123
Loss on extinguishment of debt	124	-	124	-
Other	(175)	(47)	(305)	(122)
Total unallocated amounts	22,890	18,971	45,079	32,708
Income before taxes	$19,053	$22,653	$29,616	$39,981

Assets:	June 30, 2026	December 31, 2025
Goodwill:
Physical therapy operations	$613,813	$604,440
Industrial injury prevention services	102,722	87,952
Total goodwil	$716,535	$692,392
All other assets:
Physical therapy operations	$447,800	$434,804
Industrial injury prevention services	84,539	76,814
Total all other assets	532,339	511,618
Total Assets	$1,248,874	$1,204,010

*Amortization of certain intangible assets was reallocated between the physical therapy operations and IIP segments for the three and six months ended June 30, 2025 to conform with current presentation.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
14. Share Repurchases

During the three months ended June 30, 2026, the Company repurchased 306,256 shares of its common stock for an aggregate purchase price of $19.2 million under its share repurchase program authorized by the Board of Directors. The repurchased shares were recorded as treasury stock and reduced stockholders’ equity.

15. Investment in Unconsolidated Affiliate

Through one of its subsidiaries, the Company has a 49% joint venture interest in a company which provides physical therapy services for patients at hospitals. Since the Company is deemed to not have a controlling interest in the company, the Company’s investment is accounted for using the equity method of accounting. The investment balance of this joint venture as of June 30, 2026, is $12.7 million. The earnings amounted to approximately $0.4 million and $0.8 million for the three and six months ended June 30, 2026, as well as the three and six months ended June 30, 2025. The investment balance of the joint venture was $12.3 million as of December 31, 2025.

16. Subsequent Events

On July 1, 2026, the Company acquired a 67% equity interest in a twelve-clinic practice with the practice owners retaining a 33% equity interest.

On August 4, 2026, the Company’s Board of Directors declared a quarterly dividend of $0.46 per share payable on September 11, 2026, to shareholders of record on August 21, 2026.

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

•	the impact of a termination of one or more of the Company’s hospital affiliated arrangements, which could have an adverse impact on revenue and the results of operations;
•	the impact of future public health crises and epidemics/pandemics
•	certain of our acquisition agreements contain put-rights related to a future purchase of significant equity interests in our subsidiaries or in a separate company;
•	the impact of future vaccinations and/or testing mandates at the federal, state and/or local level, which could have an adverse impact on staffing, revenue, costs and the results of operations;
•	our debt and financial obligations could adversely affect our financial condition, our ability to obtain future financing and our ability to operate our business;
•	changes as the result of government enacted national healthcare reform;
•	the ability to control variable interest entities for which we do not have a direct ownership;
•	business and regulatory conditions, including federal and state regulations;
•	governmental and other third party payor inspections, reviews, investigations and audits, which may result in sanctions or reputational harm and increased costs;
•	revenue and earnings expectations;
•	contingent consideration provisions in certain of our acquisition agreements, the value of which may impact future financial results;

•	legal actions, which could subject us to increased operating costs and uninsured liabilities;
•	general economic conditions, including but not limited to inflationary and recessionary periods;
•
actual or perceived events involving banking volatility, defaults or other adverse developments that affect the U.S or the international financial systems, may result in market wide liquidity problems which could have a material and adverse impact on our available cash and results of operations;

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

Acquisitions

During the six months ended June 30, 2026, and for the year ended December 31, 2025, we completed the acquisitions of clinic practices and an IIP business detailed below:

Acquisition	Date	% Interest Acquired	Number of Clinics
January 2026 Acquisition 2	January 31, 2026	70%	*
January 2026 Acquisition 1	January 2, 2026	50%	8
July 2025 Acquisition	July 31, 2025	60%	3
April 2025 Acquisition	April 30, 2025	40%**	***
February 2025 Acquisition	February 28, 2025	65%	3

* IIP business
** On April 30, 2025, we acquired an outpatient home care practice that provides speech and occupational therapy through its 50% owned subsidiary Metro. After the transaction, ours ownership interest is 40%, the local partners have an ownership interest of 40% and the practice’s preacquisition owners have a 20% ownership interest.
*** Home-care business

On January 2, 2026, we acquired a 50% equity interest in an eight-clinic practice, with the original owners retaining the remaining 50% interest.

On January 31, 2026, we acquired a 70% equity interest in an IIP business with the original owners retaining a 30% ownership interest.

On July 1, 2026, we acquired a 67% equity interest in a twelve-clinic practice with the practice owners retaining a 33% equity interest.

Our strategy is to continue acquiring multi-clinic outpatient physical therapy practices and home-care physical and speech therapy practices, to develop outpatient physical therapy clinics as satellites in existing partnerships, and to continue acquiring companies that provide IIP.

Physical Therapy Locations Roll Forward (1)

	2026	2025
Number of clinics, beginning of period	778	759
Q1 additions	15	14
Q1 closed or sold	(12)	(9)
Number of clinics, end of period	781	764
Q2 additions	4	6
Q2 closed or sold	(4)	(4)
Number of clinics, end of period	781	766
Q3 additions		18
Q3 closed or sold		(7)
Number of clinics, end of period		777
Q4 additions		11
Q4 closed or sold		(10)
Number of clinics, end of period	-	778

Year-to-date total additions	19	20
Year-to-date total closed or sold	(16)	(13)

(1) See “Glossary of Terms”

Our Board of Directors declared a quarterly dividend of $0.46 per share payable on September 11, 2026, to shareholders of record on August 21, 2026.

Hospital Affiliations

On February 2, 2026, we announced a 10-year strategic alliance between our subsidiary partner, Metro, and a prominent New York hospital system, whereby 60 of Metro’s existing outpatient physical therapy clinics in New York will become part of the hospital system’s clinical services network. The integration of the 60 clinics began in the three months ended June 30, 2026 and is expected to continue through September 30, 2026.

On February 25, 2026, we announced a 10-year strategic alliance between another of our subsidiary partners and a local hospital system whereby our subsidiary partner’s existing 10 outpatient physical therapy clinics will become part of the hospital system’s clinical services network. The integration of the 10 clinics is expected to occur in the three months ended September 30, 2026.

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

Other Developments

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

On April 14, 2026, we closed a $450.0 million, five-year credit facility that includes a $175.0 million term loan and a $275.0 million revolver with a maturity date of April 14, 2031, replacing our then existing credit facility. See Liquidity and Capital Resources section for additional information.

Under our $25.0 million share repurchase authorization, during the three months ended June 30, 2026, we repurchased 306,256 of our own shares on the open market for a total consideration of $19.2 million, equating to an average share price of $62.80.  Including repurchases made in 2025, the Company has repurchased 387,578 shares on the open market for a total consideration of $24.8 million, equating to an average share price of $63.99.

Glossary of terms

The defined terms, with their respective descriptions, used in the following discussions are listed below.

•
Mature revenue includes revenues from owned and hospital affiliated clinics as well as homecare which were operational prior to January 1, 2025, and are still operating as of the balance sheet date. This metric excludes other management contracts.

•
Physical therapy revenue per patient visit is net patient revenue from owned and hospital affiliated clinics as well as homecare divided by total number of patient visits (defined below) during the periods presented. This metric excludes other management contracts.

•
Patient visits is the number of unique patient visits at the Company’s owned and hospital affiliated clinics as well as homecare for the periods presented.  This metric excludes other management contracts.

•
Average daily visits per clinic is patient visits at the Company’s owned and hospital affiliated clinics, divided by the number of days in which normal business operations were conducted during the periods presented and further divided by the average number of owned and hospital affiliated clinics in operation during the periods presented. This metric excludes homecare and other management contracts.

•	Clinic count includes owned and hospital affiliated clinics as well as other management contracts. This metric excludes homecare.
•	2026 Second Quarter refers to the three months ended June 30, 2026.
•	2025 Second Quarter refers to the three months ended June 30, 2025.
•	2026 Six Months refers to the six months ended June 30, 2026.
•	2025 Six Months refers to the six months ended June 30, 2025.

Net income attributable to our shareholders was $9.9 million for the 2026 Second Quarter, compared to $12.4 million for the 2025 Second Quarter with earnings per share of $0.25 for the 2026 Second Quarter compared to earnings per share of $0.58 for the 2025 Second Quarter. Under GAAP, changes in the value of redeemable noncontrolling interests, representing our partners’ ownership stakes in subsidiaries not fully owned by us, are excluded from net income but are included in the calculation of earnings per share. Improving performance increases the value of these ownership interests which has a dilutive effect on earnings per share. Also, included in pretax income for the 2026 Second Quarter was a loss on change in fair value of contingent earn out consideration of $1.0 million versus a gain of $0.8 million in the 2025 Second Quarter.

Total net revenue for the 2026 Second Quarter increased $16.7 million, or 8.5%, to $214.1 million from $197.3 million for the 2025 Second Quarter while operating costs increased $16.4 million, or 10.5%, to $172.1 million from $155.7 million over the same periods, respectively.

Gross profit increased $0.3 million, or 0.8%, to $41.9 million in the 2026 Second Quarter, compared to $41.6 million for the 2025 Second Quarter.

Net income attributable to our shareholders was $14.9 million for the 2026 Six Months, compared to $22.3 million for the 2025 Six Months. Included in pretax income for the 2026 Six Months was a loss on change in fair value of contingent earn out consideration of $3.0 million versus a gain of $5.6 million in the 2025 Six Months. Earnings per share was $0.13 for the 2026 Six Months, compared to earnings per share of $1.38 in the prior year period.

Total net revenue for the 2026 Six Months increased $31.2 million, or 8.2%, to $412.3 million from $381.1 million for the 2025 Six Months while operating costs increased $29.2 million, or 8.6%, to $337.6 million from $308.4 million over the same periods, respectively.

Gross profit increased $2.0 million, or 2.7%, to $74.7 million in the 2026 Six Months, compared to $72.7 million for the 2025 Six Months.

The following table provides a calculation of earnings per share.

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Earnings per Share	(In thousands, except per share data)		(In thousands, except per share data)
Computation of earnings per share - USPH shareholders:
Net income attributable to USPH shareholders	$9,898	$12,393	$14,936	$22,292
Charges to retained earnings:
Revaluation of redeemable non-controlling interest	(8,294)	(4,806)	(17,663)	(1,903)
Tax effect at statutory rate (federal and state)	2,202	1,228	4,690	486
	$3,806	$8,815	$1,963	$20,875

Earnings per share (basic and diluted)	$0.25	$0.58	$0.13	$1.38

Shares used in computation:
Basic and diluted earnings per share - weighted-average shares	15,070	15,197	15,118	15,165

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

Adjusted EBITDA, a non-GAAP measure, is defined as net income attributable to our shareholders before interest income, interest expense, taxes, depreciation, amortization, change in fair value of contingent earn-out consideration, changes in revaluation of put-right liability, equity-based awards compensation expense, clinic closure costs, business acquisition related costs, costs related to a one-time financial systems and human resources upgrade, loss on sale of a partnership, other income and related portions for non-controlling interests, and other non-recurring items as applicable.

Operating Results, a non-GAAP measure, equals net income attributable to our shareholders less, changes in revaluation of a put-right liability, clinic closure costs, loss on sale of a partnership, changes in fair value of contingent earn-out consideration, business acquisition related costs, costs related to a one-time financial systems and human resources upgrade, any allocations to non-controlling interests, all net of taxes and other non-recurring items as applicable. Operating Results per share also excludes the impact of the revaluation of redeemable non-controlling interest and the associated tax impact.

Adjusted EBITDA, Operating Results and the other non-GAAP measures presented below are not measures of financial performance under GAAP. Adjusted EBITDA, Operating Results and the other non-GAAP measures presented below should not be considered in isolation or as an alternative to, or substitute for, net income attributable to our shareholders presented in the consolidated financial statements.

The tables that follow define and reconcile non-GAAP Adjusted EBITDA and non-GAAP Operating Results to the most directly comparable GAAP measure.

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(In thousands, except per share data)
Adjusted EBITDA (a non-GAAP measure)
Net income attributable to USPH shareholders	$9,898	$12,393	$14,936	$22,292
Adjustments:
Provision for income taxes	4,155	4,933	6,562	8,793
Depreciation and amortization	5,935	6,057	11,935	11,924
Interest expense, debt and other, net	3,213	2,422	6,004	4,701
Interest income from investments	(29)	(28)	(45)	(52)
Equity-based awards compensation expense	3,168	2,117	5,479	3,888
Change in revaluation of put-right liability	168	339	(195)	743
Loss (gain) on change in fair value of contingent earn-out consideration	992	(790)	2,989	(5,612)
Clinic closure costs (1)	6	69	(62)	311
Business acquisition related costs (2)	219	320	756	800
ERP implementation costs (3)	419	159	727	221
Loss on sale of a partnership	-	-	-	123
Loan amendment costs (4)	288	-	288	-
Loss on extinguishment of debt (4)	124	-	124	-
Other income	(175)	(47)	(305)	(122)
Allocation to non-controlling interests	(1,429)	(1,081)	(1,997)	(1,608)
	$26,952	$26,863	$47,196	$46,402

Operating Results (a non-GAAP measure)
Net income attributable to USPH shareholders	$9,898	$12,393	$14,936	$22,292
Adjustments:
Loss (gain) on change in fair value of contingent earn-out consideration	992	(790)	2,989	(5,612)
Change in revaluation of put-right liability	168	339	(195)	743
Clinic closure costs (1)	6	69	150	311
Business acquisition related costs (2)	219	320	756	800
ERP implementation costs (3)	419	159	727	221
Loss on sale of a partnership	-	-	-	123
Loan amendment costs (4)	288	-	288	-
Loss on extinguishment of debt (4)	124	-	124	-
Allocation to non-controlling interest	(355)	(156)	(356)	(118)
Tax effect at statutory rate (federal and state)	(494)	16	(1,190)	903
	$11,265	$12,350	$18,229	$19,663

Operating Results per share (a non-GAAP measure)	$0.75	$0.81	$1.21	$1.30

(1) Costs associated with clinic closures during the periods presented and, for purposes of Operating Results, includes accelerated depreciation related to closed clinics.
(2) Primarily consists of retention bonuses, as well as legal and consulting expenses related to the acquisition of equity interests in certain partnerships and costs associated with entering into hospital affiliation contracts.
(3) Consists of costs related to a one-time financial and human resources systems upgrade.
(4) Consists of costs related to the amendment of the Company’s credit facility.

A reconciliation of additional non-GAAP measures to the most comparable GAAP measures are presented in the tables below.

	Three Months Ended June 30, 2026
		Adjustments
	Reported (GAAP)	Clinic Closure Costs (1)	Metro Incentive Costs (2)	Business Acquisition Related Costs (3)	ERP Implementation Costs (4)	Amended Credit Facility Costs (5)	Adjusted (Non-GAAP)
	(in thousands, except percentages)

Segment information - Physical Therapy Operations

Salaries and related costs, clinics (6)	$104,563	$-	$(816)	$-	$-	$-	$103,747
Salaries and related costs as a percentage of revenue (6)	57.9%		(0.5%)				57.5%
Gross profit	$35,471	$6	$816	$-	$-	$-	$36,293
Gross profit margin	19.5%	*	0.4%				19.9%

Corporate office costs	$19,005	$-	$-	$(219)	$(419)	$(288)	$18,079
Corporate office costs as a percentage of revenue	8.9%			(0.1%)	(0.2%)	(0.1%)	8.4%

	Three Months Ended June 30, 2025
		Adjustments
	Reported (GAAP)	Clinic Closure Costs (1)	Metro Incentive Costs (2)	Business Acquisition Related Costs (3)	ERP Implementation Costs (4)	Amended Credit Facility Costs (5)	Adjusted (Non-GAAP)
	(in thousands, except percentages)

Segment information - Physical Therapy Operations

Salaries and related costs, clinics (6)	$93,877	$-	$(229)	$-	$-	$-	$93,648
Salaries and related costs as a percentage of revenue (6)	56.6%		(0.1%)				56.4%
Gross profit	$35,724	$69	$229	$-	$-	$-	$36,022
Gross profit margin	21.2%	*	0.1%				21.4%

Corporate office costs	$17,476	$-	$-	$(178)	$(159)	$-	$17,139
Corporate office costs as a percentage of revenue	8.9%			(0.1%)	(0.1%)		8.7%

(1) These are costs incurred during the period that are associated with closed clinics (owned).
(2) Certain earnout bonuses and incentive costs related to Metro.
(3) Includes expenses related to the acquisitions of equity interests in certain partnerships and includes costs associated with entering into hospital affiliated contracts.
(4) Includes costs related to a one-time financial and human resources systems upgrade.
(5) Certain fees expensed when entering into the Fourth Amended Credit Facility.
(6) Excludes revenues and costs related to management contracts.
* Not meaningful

	Six Months Ended June 30, 2026
		Adjustments
	Reported (GAAP)	Clinic Closure Costs (1)	Metro Incentive Costs (2)	Business Acquisition Related Costs (3)	ERP Implementation Costs (4)	Amended Credit Facility Costs (5)	Adjusted (Non-GAAP)
	(in thousands, except percentages)

Segment information - Physical Therapy Operations

Salaries and related costs, clinics (6)	$203,888	$-	$(1,076)	$-	$-	$-	$202,812
Salaries and related costs as a percentage of revenue (6)	58.9%		(0.3%)				58.6%
Gross profit	$61,968	$150	$1,076	$107	$-	$-	$63,301
Gross profit margin	17.7%	*	0.3%	*			18.1%

Corporate office costs	$37,279	$-	$-	$(756)	$(727)	$(288)	$35,508
Corporate office costs as a percentage of revenue	9.0%			(0.2%)	(0.2%)	(0.1%)	8.6%

	Six Months Ended June 30, 2025
		Adjustments
	Reported (GAAP)	Clinic Closure Costs (1)	Metro Incentive Costs (2)	Business Acquisition Related Costs (3)	ERP Implementation Costs (4)	Amended Credit Facility Costs (5)	Adjusted (Non-GAAP)
	(in thousands, except percentages)

Segment information - Physical Therapy Operations

Salaries and related costs, clinics (6)	$185,676	$-	$(294)	$-	$-	$-	$185,382
Salaries and related costs as a percentage of revenue (6)	58.0%		(0.1%)				58.0%
Gross profit	$61,683	$311	$294	$-	$-	$-	$62,288
Gross profit margin	19.0%	0.1%	0.1%				19.2%

Corporate office costs	$33,721	$-	$-	$(433)	$(221)	$-	$33,067
Corporate office costs as a percentage of revenue	8.8%			(0.1%)	(0.1%)		8.7%

(1) These are costs incurred during the period that are associated with closed clinics (owned).
(2) Certain earnout bonuses and incentive costs related to Metro.
(3) Includes expenses related to the acquisitions of equity interests in certain partnerships and includes costs associated with entering into hospital affiliated contracts.
(4) Includes costs related to a one-time financial and human resources systems upgrade.
(5) Certain fees expensed when entering into the Fourth Amended Credit Facility
(6) Excludes revenues and costs related to management contracts.
* Not meaningful

Supplemental Financial and Performance Metrics

Revenue Metrics

	Physical Therapy Revenue Per Patient Visit (1)		Visits (1)		Average Visits Per Day (2)
	2026	2025	2026	2025	2026	2025

First quarter	$106.49	$105.66	1,543,144	1,443,805	31.8	31.2
Second quarter	$107.59	$105.33	1,661,694	1,558,756	33.5	32.7
Third quarter	$-	$105.54	-	1,554,207	-	32.2
Fourth Quarter	$-	$106.49	-	1,593,336	-	32.7
Year	$107.06	$105.76	3,204,838	6,150,104	32.7	32.2

(1) See definition of the metrics in the Glossary of Terms - Revenue Metrics
(2) Excludes home care business.

2026 Second Quarter versus 2025 Second Quarter

	Three Months Ended
	June 30, 2026		June 31, 2025		Variance
	Amount	As a % of Net Revenue	Amount	As a % of Net Revenue	Amount	%
	(In thousands, except percentages)
Net patient revenue	$173,224	80.9%	$164,183	83.2%	$9,041	5.5%
Hospital affiliation revenue	5,564	2.6%	-	0.0%	5,564	*
Other revenue	35,271	16.5%	33,161	16.8%	2,110	6.4%
Net revenue	214,059	100.0%	197,344	100.0%	16,715	8.5%

Operating Cost:
Salaries and related costs	125,404	58.6%	113,788	57.7%	11,616	10.2%
Rent, supplies, contract labor and other	38,965	18.2%	34,127	17.3%	4,838	14.2%
Depreciation and amortization	5,621	2.6%	5,741	2.9%	(120)	(2.1)%
Provision for credit losses	2,120	1.0%	1,995	1.0%	125	6.3%
Clinic closure costs - lease and other	6	0.0%	69	0.0%	(63)	*
Total operating cost	172,116	80.4%	155,720	78.9%	16,396	10.5%

Gross Profit	41,943	19.6%	41,624	21.1%	319	0.8%

Corporate office costs	19,005	8.9%	17,476	8.9%	1,529	8.7%
Loss (gain) on change in fair value of contingent earn-out consideration	992	0.5%	(790)	(0.4)%	1,782	(225.6)%
Operating Income	21,946	10.3%	24,938	12.6%	(2,992)	(12.0)%

Other (expense) income:
Interest expense, debt and other	(3,213)	(1.5)%	(2,422)	(1.2)%	(791)	32.7%
Interest income from investments	29	0.0%	28	0.0%	1	3.6%
Change in revaluation of put-right liability	(168)	(0.1)%	(339)	(0.2)%	171	(50.4)%
Loss on extinguishment of debt	(124)	(0.1)%	-	0.0%	(124)	*
Equity in earnings of unconsolidated affiliate	408	0.2%	401	0.2%	7	1.7%
Other	175	0.1%	47	0.0%	128	272.3%
Total other (expense)	(2,893)	(1.4)%	(2,285)	(1.2)%	(608)	26.6%

Income before taxes	19,053	8.9%	22,653	11.5%	(3,600)	(15.9)%

Provision for income taxes	4,155	1.9%	4,933	2.5%	(778)	(15.8)%
Net income	14,898	7.0%	17,720	9.0%	(2,822)	(15.9)%

Less: Net income attributable to non-controlling interest:
Redeemable non-controlling interest - temporary equity	(4,080)	(1.9)%	(3,914)	(2.0)%	(166)	4.2%
Non-controlling interest - permanent equity	(920)	(0.4)%	(1,413)	(0.7)%	493	(34.9)%
	(5,000)	(2.3)%	(5,327)	(2.7)%	327	(6.1)%

Net income attributable to USPH shareholders	$9,898	4.6%	$12,393	6.3%	$(2,495)	(20.1)%

* Not meaningful

Segment Results

	Three Months Ended		Variance
	June 30, 2026	June 30, 2025	$	%
	(In thousands, except percentages)
Physical Therapy Operations
Net patient revenue	$173,224	$164,183	$9,041	5.5%
Hospital affiliation revenue	5,564	-	5,564	*
Other revenue (1)	3,567	4,109	(542)	(13.2)%
Net revenue	182,355	168,292	14,063	8.4%
Operating costs (1)(2)	146,884	132,568	14,316	10.8%
Gross profit	$35,471	$35,724	$(253)	(0.7)%

IIP
Net revenue	$31,704	$29,052	$2,652	9.1%
Operating costs (2)	25,232	23,152	2,080	9.0%
Gross profit	$6,472	$5,900	$572	9.7%

Financial and operating metrics (not in thousands):
Patient visits (3)	1,661,694	1,558,756	102,938	6.6%
Average daily visits per clinic (3)	33.5	32.7	0.8	2.4%
Physical therapy revenue per patient visit (3)	$107.59	$105.33	$2.26	2.1%
Mature revenue percent change (3)	3.5%	0.2%
Salaries and related costs, as a percentage of revenue (4)(5)	57.9%	56.6%
Adjusted salaries and related costs, as a percentage of revenue (4)(5)(6)	57.5%	56.4%
Physical therapy operations gross profit margin (2)	19.5%	21.2%
Adjusted physical therapy operations gross profit margin (2)(7)	19.9%	21.4%
IIP gross profit margin	20.4%	20.3%

(1) Includes revenues and/or costs related to other management contracts.
(2) Amortization of certain intangible assets was reallocated between physical therapy operations and IIP segments for Q2 2025 amounts to conform with current presentation.
(3) See Glossary of terms  for definition. Reflects the average number of clinic locations (755 and 731) during the current and prior-year periods, respectively.
(4) Beginning Q2 2026, the Company changed its salaries and related costs metric from cost-per-visit to percentage-of-revenue, which management believes is a more meaningful presentation. For hospital affiliated clinics, salaries and related costs reimbursements by hospital systems are recognized as revenue by USPH, supporting this presentation change.  Prior period metrics have been revised to conform to the current presentation.
(5) Includes cost and revenue from physical therapy operations. Excludes costs and revenue from other management contracts.
(6) Excludes certain incentive costs related to Metro. Please see the section titled Non-GAAP Measures for a reconciliation of non-GAAP measures to the most directly comparable GAAP measure.
(7) Excludes certain incentive costs related to the Metro acquisition, business acquisition costs and clinic closure costs. Please see the section titled Non-GAAP Measures for a reconciliation of non-GAAP measures to the most directly comparable GAAP measure.
* Not meaningful

Physical Therapy Operations

Revenues

Physical therapy net revenue was $182.4 million for the 2026 Second Quarter, an 8.4% increase versus the 2025 Second Quarter, including a 3.5% increase in mature revenue. Of the total physical therapy net revenue, $5.6 million was associated with the previously announced strategic hospital affiliations.

Total patient visits were 1,661,694, which includes home-care visits, for the 2026 Second Quarter, a 6.6% increase from the 2025 Second Quarter.  Average daily visits per clinic, which does not include home-care visits, was 33.5 for the 2026 Second Quarter compared to 32.7 for the 2025 Second Quarter.

Other revenues decreased approximately $0.5 million, to $3.6 million for the 2026 Second Quarter from $4.1 million for the 2025 Second Quarter.

Operating costs

Operating costs from physical therapy operations increased $14.3 million, or 10.8%, to $146.9 million for the 2026 Second Quarter from $132.6 million for the 2025 Second Quarter mostly due to the additional clinics added from the comparable prior year period.

Salaries and related costs, clinics (excluding other management contracts) increased to $104.6 million in the 2026 Second Quarter from $93.9 million in the 2025 Second Quarter, an increase of $10.7 million, or 11.4%. Excluding certain incentive costs related to the Metro acquisition, salaries and related costs as a percentage of revenue increased to 57.5% for the 2026 Second Quarter from 56.4% for the 2025 Second Quarter. We changed our salaries and related costs metric from cost-per-visit to percentage-of-revenue, because we believe it is a more meaningful presentation. For hospital affiliated clinics, salaries and related costs reimbursements by hospital systems are recognized as revenue, by us, supporting this presentation change. Please see the section titled Non-GAAP Measures for a reconciliation of non-GAAP measures to the most directly comparable GAAP measure.

Rent, supplies, contract labor and other costs, related to clinics (excluding other management contracts) increased to $34.2 million in the 2026 Second Quarter from $29.7 million in the 2025 Second Quarter, an increase of $4.5 million, or 15.2%.

Depreciation and amortization related to physical therapy operations decreased to $4.7 million in the 2026 Second Quarter from $5.0 million in the 2025 Second Quarter.

The provision for credit losses was $2.1 million for the 2026 Second Quarter and $2.0 million for the 2025 Second Quarter. As a percentage of net revenues, the provision for credit losses was 1.2% over the same periods.

Gross Profit

Gross profit from physical therapy operations was $35.5 million, or 19.5% as a percent of physical therapy operations net revenue, for the 2026 Second Quarter as compared to $35.7 million, or 21.2% as a percent of net revenues, for the 2025 Second Quarter. Adjusted gross profit margin (a non-GAAP measure) was 19.9% for the 2026 Second Quarter compared to 21.4% for the 2025 Second Quarter. The 2026 Second Quarter results include an unfavorable impact of company-provided health benefit costs compared to a favorable impact in the 2025 Second Quarter, impacting margins by approximately 100 basis points. Please see the section titled Non-GAAP Measures for a reconciliation of non-GAAP measures to the most directly comparable GAAP measure.

Industrial Injury Prevention Services

IIP revenue increased $2.7 million, or 9.1%, to $31.7 million for the 2026 Second Quarter as compared to $29.1 million for the 2025 Second Quarter. Excluding the IIP acquisition made on January 31, 2026, IIP revenue increased 3.6% over the comparable three month periods. Gross profit from IIP operations for the 2026 Second Quarter increased $0.6 million, or 9.7%, to $6.5 million from $5.9 million for the 2025 Second Quarter. Gross profit margin from IIP operations was 20.4% for the 2026 Second Quarter compared to 20.3% for the 2025 Second Quarter.

Corporate Office Costs

Corporate office costs increased to $19.0 million in the 2026 Second Quarter, up from $17.5 million in the 2025 Second Quarter, driven by increased clinic count, expenses related to the amendment of the credit facility, expenses related to acquisition integration, and the implementation of a new financial and human resources system. Implementation costs associated with the new financial and human resources system are expected to continue through the end of 2026. As a percentage of net revenue, corporate office costs was 8.9% for the 2026 Second Quarter and the 2025 Second Quarter. Excluding business acquisition costs, the costs associated with the implementation of the new financial and human resources system, and the costs related to the amendment of the credit facility, adjusted corporate office costs was 8.4% of net revenue for the 2026 Second Quarter and 8.7% for the 2025 Second Quarter, respectively. Please see the section titled Non-GAAP Measures for a reconciliation of non-GAAP measures to the most directly comparable GAAP measure.

Change in fair value of contingent earn-out consideration

Revaluation of contingent consideration related to certain acquisitions resulted in a net loss (an increase in the related liabilities) of $1.0 million for the 2026 Second Quarter compared to a net gain (a decrease in the related liabilities) of $0.8 million for the 2025 Second Quarter.

Operating Income

Operating income was $21.9 million for the 2026 Second Quarter compared to $24.9 million for the 2025 Second Quarter. Included in operating income for the 2026 Second Quarter was a non-cash loss on change in fair value of contingent earn out consideration of $1.0 million versus a non-cash gain of $0.8 million in the 2025 Second Quarter.

Other (Expenses) Income

Interest Expense, Debt and Other

Interest expense increased by $0.8 million to $3.2 million for the 2026 Second Quarter compared to $2.4 million for the 2025 Second Quarter due to a higher average outstanding balance on our revolving credit facility for the 2026 Second Quarter. The effective interest rate associated with borrowings on our credit facilities was 5.3% for the 2026 Second Quarter and 5.6% for the 2025 Second Quarter.

Change in revaluation of put-right liability

Revaluation of put-right liability related to the future purchase of an IIP business resulted in a net non-cash expense (an increase in the related liability) of $0.2 million for the 2026 Second Quarter compared to net non-cash expense of $0.3 million for the 2025 Second Quarter.

Provision for Income Taxes

The provision for income taxes was $4.2 million for the 2026 Second Quarter compared to $4.9 million during the 2025 Second Quarter while the effective tax rate was 29.6% and 28.5% over the same periods, respectively.

	Three Months Ended
	June 30, 2026	June 30, 2025
	(In thousands, except percentages)
Income before taxes	$19,053	$22,653

Less: Net income attributable to non-controlling interest:
Redeemable non-controlling interest - temporary equity	(4,080)	(3,914)
Non-controlling interest - permanent equity	(920)	(1,413)
	$(5,000)	$(5,327)

Income before taxes less net income attributable to non-controlling interest	$14,053	$17,326

Provision for income taxes	$4,155	$4,933

Effective income tax rate	29.6%	28.5%

Net Income Attributable to Non-controlling Interest

Net income attributable to non-controlling interest (temporary and permanent) was $5.0 million for the 2026 Second Quarter compared to $5.3 million for the 2025 Second Quarter.

2026 Six Months versus 2025 Six Months
	Six Months Ended
	June 30, 2026		June 30, 2025		Variance
	Amount	As a % of Net Revenue	Amount	As a % of Net Revenue	Amount	%
	(In thousands, except percentages)
Net patient revenue	$337,552	81.9%	$316,730	83.1%	$20,822	6.6%
Hospital affiliation revenue	5,564	1.3%	-	0.0%	5,564	*
Other revenue	69,228	16.8%	64,402	16.9%	4,826	7.5%
Net revenue	412,344	100.0%	381,132	100.0%	31,212	8.2%

Operating Cost:
Salaries and related costs	244,892	59.4%	225,037	59.0%	19,855	8.8%
Rent, supplies, contract labor and other	77,417	18.8%	67,971	17.8%	9,446	13.9%
Depreciation and amortization	11,278	2.7%	11,281	3.0%	(3)	0.0%
Provision for credit losses	4,124	1.0%	3,843	1.0%	281	7.3%
Clinic closure costs - lease and other	(62)	0.0%	311	0.1%	(373)	(119.9)%
Total operating cost	337,649	81.9%	308,443	80.9%	29,206	9.5%

Gross Profit	74,695	18.1%	72,689	19.1%	2,006	2.8%

Corporate office costs	37,279	9.0%	33,721	8.8%	3,558	10.6%
(Gain) loss on change in fair value of contingent earn-out consideration	2,989	0.7%	(5,612)	(1.5)%	8,601	(153.3)%
Operating Income	34,427	8.3%	44,580	11.7%	(10,153)	(22.8)%

Other (expense) income:
Interest expense, debt and other	(6,004)	(1.5)%	(4,701)	(1.2)%	(1,303)	27.7%
Interest income from investments	45	0.0%	52	0.0%	(7)	(13.5)%
Change in revaluation of put-right liability	195	0.0%	(743)	(0.2)%	938	(126.2)%
Equity in earnings of unconsolidated affiliate	772	0.2%	794	0.2%	(22)	(2.8)%
Loss on sale of a partnership	-	0.0%	(123)	0.0%	123	*
Loss on extinguishment of debt	(124)	0.0%	-	0.0%	(124)	*
Other	305	0.1%	122	0.0%	183	150.0%
Total other (expense) income	(4,811)	(1.2)%	(4,599)	(1.2)%	(212)	4.6%

Income before taxes	29,616	7.2%	39,981	10.5%	(10,365)	(25.9)%

Provision for income taxes	6,562	1.6%	8,793	2.3%	(2,231)	(25.4)%
Net income	23,054	5.6%	31,188	8.2%	(8,134)	(26.1)%

Less: Net income attributable to non-controlling interest:
Redeemable non-controlling interest - temporary equity	(6,594)	(1.6)%	(5,926)	(1.6)%	(668)	11.3%
Non-controlling interest - permanent equity	(1,524)	(0.4)%	(2,970)	(0.8)%	1,446	(48.7)%
	(8,118)	(2.0)%	(8,896)	(2.3)%	778	(8.7)%

Net income attributable to USPH shareholders	$14,936	3.6%	$22,292	5.8%	$(7,356)	(33.0)%

* Not meaningful

Segment Results

	Six Months Ended		Variance
	June 30, 2026	June 30, 2025	$	%
Physical Therapy Operations	(In thousands, except percentages)
Revenue related to:
Net patient revenue	$337,552	$316,730	$20,822	6.6%
Hospital affiliation revenue	5,564	-	5,564	*
Other revenue (1)	6,914	7,970	(1,056)	(13.2)%
Total revenue	350,030	324,700	25,330	7.8%
Operating costs (1)(2)	288,062	263,017	25,045	9.5%
Gross profit	$61,968	$61,683	$285	0.5%

IIP
Net revenue	$62,314	$56,432	$5,882	10.4%
Operating costs (2)	49,587	45,426	4,161	9.2%
Gross profit	$12,727	$11,006	$1,721	15.6%

Financial and operating metrics (not in thousands):
Patient visits (3)	3,204,838	3,002,561	202,277	6.7%
Average daily visits per clinic (3)	32.7	31.9	0.8	2.5%
Physical therapy revenue per patient visit (3)	$107.06	$105.49	$1.57	1.5%
Mature revenue percent change (3)	3.1%	(0.5%)
Salaries and related costs, as a percentage of revenue (4)(5)	58.9%	58.0%
Adjusted salaries and related costs, as a percentage of revenue (4)(5)(6)	58.6%	58.0%
Physical therapy operations gross profit margin (2)	17.7%	19.0%
Adjusted physical therapy operations gross profit margin (2)(7)	18.1%	19.2%
IIP gross profit margin	20.4%	19.5%

(1) Includes revenues and/or costs related to other management contracts.
(2) Amortization of certain intangible assets was reallocated between physical therapy operations and IIP segments for YTD 2025 amounts to conform with current presentation.
(3) See Glossary of terms  for definition. Reflects the average number of clinic locations (753 and 728) during the current and prior-year periods, respectively.
(4) Beginning Q2 2026, the Company changed its salaries and related costs metric from cost-per-visit to percentage-of-revenue, which management believes is a more meaningful presentation. For hospital affiliated clinics, salaries and related costs reimbursements by hospital systems are recognized as revenue by USPH, supporting this presentation change.  Prior period metrics have been revised to conform to the current presentation.
(5) Includes cost and revenue from physical therapy operations. Excludes costs and revenue from other management contracts.
(6) Excludes certain incentive costs related to Metro. Please see the section titled Non-GAAP Measures for a reconciliation of non-GAAP measures to the most directly comparable GAAP measure.
(7) Excludes certain incentive costs related to the Metro acquisition, business acquisition costs and clinic closure costs. Please see the section titled Non-GAAP Measures for a reconciliation of non-GAAP measures to the most directly comparable GAAP measure.
* Not meaningful

Physical Therapy Operations

Revenue

Total revenue for physical therapy operations was $350.0 million for the 2026 Six Months, a 7.8% increase versus the 2025 Six Months, including a 3.1% increase in revenue at mature clinics. Of the total physical therapy net revenue, $5.6 million was associated with the previously announced strategic hospital affiliations.

Total patient visits were 3,204,838, which includes home-care visits, for the 2026 Six Months, a 6.7% increase from the 2025 Six Months.  Average daily visits per clinic, which does not include home-care visits, was 32.7 for the 2026 Six Months compared to 31.9 for the 2025 Six Months.

Other revenues decreased approximately $1.1 million, or 13.2%, to $6.9 million for the 2026 Six Months from $8.0 million for the 2025 Six Months.

Operating costs

Operating costs from physical therapy operations increased $25.1 million, or 9.5%, to $288.1 million for the 2026 Six Months from $263.0 million for the 2025 Six Months mostly due to the additional clinics added from the comparable prior year period.

Salaries and related costs, clinics (excluding other management contracts) increased to $203.9 million in the 2026 Six Months from $185.7 million in the 2025 Six Months, an increase of $18.2 million, or 9.8%. Excluding certain incentive costs related to the Metro acquisition, salaries and related costs as a percentage of revenue increased to 58.6% for the 2026 Six Months from 58.0% for the 2025 Six Months. We changed our salaries and related costs metric from cost-per-visit to percentage-of-revenue, because we believe it is a more meaningful presentation. For hospital affiliated clinics, salaries and related costs reimbursements by hospital systems are recognized as revenue by us, supporting this presentation change.  Refer to the section Non-GAAP Measures for a reconciliation of non-GAAP measures to the most directly comparable GAAP measure.

Rent, supplies, contract labor and other costs, related to clinics (excluding other management contracts) increased to $68.0 million in the 2026 Six Months from $59.6 million in the 2025 Six Months, an increase of $8.5 million, or 14.3%.

Depreciation and amortization related to physical therapy operations decreased to $9.4 million in the 2026 Six Months from $9.7 million in the 2025 Six Months, a decrease of $0.3 million.

The provision for credit losses was $4.1 million for the 2026 Six Months and $3.8 million for the 2025 Six Months. As a percentage of net patient revenues, the provision for credit losses was 1.2% over the same periods.

Gross Profit

Gross profit from physical therapy operations was $62.0 million, or 17.7% as a percent of net revenues, for the 2026 Six Months as compared to $61.7 million, or 19.0% as a percent of net revenues, for the 2025 Six Months. Adjusted gross profit margin (a non-GAAP measure) was 18.1% for the 2026 Six Months compared to 19.2% for the 2025 Six Months. Refer to the section Non-GAAP Measures for a reconciliation of non-GAAP measures to the most directly comparable GAAP measure.

Industrial Injury Prevention Services

IIP revenue increased $5.9 million, or 10.4%, to $62.3 million for the 2026 Six Months as compared to $56.4 million for the 2025 Six Months. Excluding the IIP acquisition in January 2026, revenue increased 5.8% over the comparable periods. Gross profit from IIP operations for the 2026 Six Months increased $1.7 million, or 15.6%, to $12.7 million from $11.0 million for the 2025 Six Months. Gross profit margin from IIP operations was 20.4% for the 2026 Six Months compared to 19.5% for the 2025 Six Months.

Corporate Office Costs

Corporate office costs increased to $37.3 million in the 2026 Six Months, up from $33.7 million in the 2025 Six Months, driven by increased location count, expenses related to acquisition integration, and the implementation of a new financial and human resources system. Implementation costs associated with the new financial and human resources system are expected to continue through the end of 2026. As a percentage of net revenue, corporate office costs was 9.0% for the 2026 Six Months compared to 8.8% for the 2025 Six Months. Excluding acquisition integration costs, the costs associated with the implementation of the new financial and human resources system, and the costs related to the amendment of the credit facility, adjusted corporate office costs was 8.6% of net revenue for the 2026 Six Months and 8.7% for the 2025 Six Months. Please see the section titled Non-GAAP Measures for a reconciliation of non-GAAP measures to the most directly comparable GAAP measure.

Change in fair value of contingent earn-out consideration

Revaluation of contingent consideration related to certain acquisitions resulted in a net loss (an increase in the related liabilities) of $3.0 million for the 2026 Six Months compared to a net gain (a decrease in the related liabilities) of $5.6 million for the 2026 Six Months.

Operating Income

Operating income was $34.4 million for the 2026 Six Months compared to $44.6 million for the 2025 Six Months. Included in operating income for the 2026 Six Months was a non-cash loss of change in fair value of contingent earn out consideration of $3.0 million versus a non-cash gain of $5.6 million in the 2025 Six Months

Other (Expenses) Income

Interest Expense, Debt and Other

Interest expense increased by $1.3 million to $6.0 million for the 2026 Six Months compared to $4.7 million for the 2025 Six Months due to a higher average outstanding balance on our revolving credit facility for the 2026 Six Months. The effective interest rate was 5.4% and 5.5% over the comparable six-month periods, respectively.

Change in revaluation of put-right liability

Revaluation of put-right liability related to the future purchase of an IIP business resulted in a net non-cash gain (a decrease in the related liability) of $0.2 million for the 2026 Six Months compared to net non-cash loss (an increase in the related liability) of $0.7 million for the 2025 Six Months.

Provision for Income Taxes

The provision for income taxes was $6.6 million for the 2026 Six Months compared to $8.8 million during the 2025 Six Months while the effective tax rate was 30.5% and 28.3% over the same periods, respectively.

	Six Months Ended
	June 30, 2026	June 30, 2025
	(In thousands, except percentages)
Income before taxes	$29,616	$39,981

Less: Net income attributable to non-controlling interest:
Redeemable non-controlling interest - temporary equity	(6,594)	(5,926)
Non-controlling interest - permanent equity	(1,524)	(2,970)
	$(8,118)	$(8,896)

Income before taxes less net income attributable to non-controlling interest	$21,498	$31,085

Provision for income taxes	$6,562	$8,793

Effective income tax rate	30.5%	28.3%

Net Income Attributable to Non-controlling Interest

Net income attributable to non-controlling interest (temporary and permanent) was $8.1 million for the 2026 Six Months compared to $8.9 million for the 2025 Six Months.

LIQUIDITY AND CAPITAL RESOURCES

We believe that our business has sufficient cash to allow us to meet our short-term cash requirements. Total cash and cash equivalents were $24.9 million as of June 30, 2026, compared to $35.6 million as of December 31, 2025. We had outstanding borrowings of $221.0 million and available credit of $229.0 million as of June 30, 2026 under our Senior Credit Facilities compared to $161.8 million of outstanding borrowings and available credit of $144.5 million as of December 31, 2025 under the prior credit facility.

We believe that our cash and cash equivalents and availability under our Senior Credit Facilities are sufficient to fund the working capital needs of our operating subsidiaries through at least June 30, 2027.

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

We make reasonable and appropriate efforts to collect accounts receivable, including applicable deductible and co-payment amounts. Claims are submitted to payors daily, weekly or monthly in accordance with our policy or payor’s requirements. When possible, we submit our claims electronically. The collection process is time-consuming and typically involves the submission of claims to multiple payors whose payment of claims may be dependent upon the payment of another payor. Claims under litigation and vehicular incidents can take a year or longer to collect. Medicare and other payor claims relating to new clinics awaiting CMS approval initially may not be submitted for six months or more. When all reasonable internal collection efforts have been exhausted, accounts are written off prior to sending them to outside collection firms. With managed care, commercial health plans and self-pay payor type receivables, the write-off generally occurs after the account receivable has been outstanding for 120 days or longer.  As of June 30, 2026, we have  reserved $6.7 million related to credit balances, a portion of which is due to patients and payors.

We continue to return cash to stockholders through dividends and share repurchases. In May 2026, the Board of Directors authorized a dividend payment of $0.46 per share.

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

During the three months ended June 30, 2026, we repurchased 306,256 shares on the open market for a total consideration of $19.2 million. Including repurchases made in 2025, we have repurchased 387,578 shares on the open market for a total consideration of $24.8 million and have nearly completed our current share repurchase authorization.

Cash Flow

A summary of our operating, investing and financing activities is discussed below.

	Six Months Ended
	June 30, 2026	June 30, 2025

Net cash provided by operating activities	$38,178	$30,186
Net cash (used in) investing activities	(46,207)	(19,334)
Net cash (used in) financing activities	(2,654)	(18,128)

Operating Activities

Cash provided by operating activities was $38.2 million for the 2026 Six Months, compared to $30.2 million of net cash provided in the 2025 Six Months.

Investing Activities

Cash used in investing activities for the 2026 Six Months totaled $46.2 million and primarily consisted of $36.6 million used in the purchase of interests in businesses and non-controlling interests (temporary and permanent), and $10.7 million of fixed assets purchases. Cash used in investing activities in the 2025 Six Months was $19.3 million.

Financing Activities

Cash used in financing activities for the 2026 Six Months totaled $2.7 million and primarily comprised of $15.5 million in net proceeds from our Revolving Facility (as defined below), and $43.8 million from our Term Facility (as defined below). Uses included payments of $19.2 million made to repurchase our common stock, $13.6 million of contingent consideration payments, $12.3 million in distributions to non-controlling interests (temporary and permanent), cash dividends of $13.9 million paid to our shareholders, and payments of $2.5 million related to notes payable and the Company’s term loan. Cash used in financing activities in the 2025 Six Months was $18.1 million.

Credit Facilities

Third Amended and Restated Credit Facility

On December 5, 2013, we entered into an Amended and Restated Credit Agreement with a commitment for a $125.0 million revolving credit facility. This agreement was amended and/or restated in August 2015, January 2016, March 2017, November 2017, January 2021 and June 2022, which was set to expire on June 22, 2027 (“Prior Credit Facility”). The Prior Credit Facility provided for total borrowings of $325.0 million, consisting of a $175.0 million revolving credit facility and a $150.0 million term loan.

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

The proceeds of the Revolving Facility have been and shall continue to be used by us for working capital and other general corporate purposes of our Company and its subsidiaries, including funding future acquisitions and investing in growth opportunities. The proceeds of the Term Facility were used by us to refinance the indebtedness outstanding under the Prior Credit Facility.

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

As of June 30, 2026, $172.5 million (net of unamortized debt issuance costs of $2.5 million) was outstanding on the Term Facility while $46.0 million was outstanding under the Revolving Facility resulting in $229.0 million of credit availability on the Revolving Facility.

The effective interest rate on our Senior Credit Facilities was 5.3% for the three months ended June 30, 2026 and 5.1% for the three months ended, June 30 2025. The effective interest rate on our Senior Credit Facilities was 5.4% and 5.5% for the six months ended June 30, 2026 and 2025, respectively.

As of June 30, 2026, we were in compliance with all of the covenants contained in the Senior Credit Facilities.

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

As of June 30, 2026, the fair value of the interest rate swap was $1.4 million, an increase of $0.5 million, net of income tax effect, as compared to December 31, 2025. The fair value of the interest rate swap is included in Other assets (current and long term) in our consolidated balance sheet while the changes in fair value are presented as an unrealized loss or gain in our unaudited consolidated statements of comprehensive income. The interest rate swap arrangement has generated $0.6 million in interest savings for the 2026 Six Months.

Notes Payable and Deferred Payments Related to Acquisitions

We generally enter into various notes payable as a means of financing our acquisitions. Our present outstanding notes payable primarily relate to the acquisitions of a business or acquisitions of majority interests in such businesses. At June 30, 2026, our remaining outstanding balance on these notes aggregated $1.5 million, of which $0.3 million is payable in 2026, $0.7 million is payable in 2027, and $0.5 million is payable in 2028. Notes are generally payable in equal annual installments of principal over two years plus any accrued and unpaid interest. Interest accrues at various interest rates ranging from 4.5% to 8.5% per annum.

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

On September 30, 2025, together with a local partner, we acquired a 100% equity interest in a two-clinic practice for a purchase price of $0.4 million, which was paid in cash. As part of this transaction, we agreed to additional consideration if future objectives are met. The contingent consideration was valued at less than $0.1 million as of June 30, 2026.

On July 31, 2025, we acquired a 60% equity interest in a three-clinic practice with the practice owners retaining a 40% equity interest. The purchase price for the 60% equity interest was approximately $7.9 million, of which $7.6 million was paid in cash and $0.3 million in the form of a note payable. The note accrues interest at 5.0% per annum and the principal and interest is payable on July 31, 2027. As part of this transaction, we agreed to additional consideration if future operational objectives are met. The contingent consideration was valued at $1.4 million as of June 30, 2026.

On April 30, 2025, we acquired an outpatient home-care physical and speech therapy practice through our 50%-owned subsidiary, Metro. After the transaction, our ownership interest is 40%, our local partners have a partnership interest of 40% and the practice’s pre-acquisition owners have a 20% ownership interest. The purchase price for the 80% equity interest was approximately $2.3 million which was paid in cash.  As part of this transaction, we agreed to additional consideration if future operational objectives are met. The maximum amount of additional contingent consideration due under this agreement was $1.8 million. On June 5, 2026, we paid $1.7 million in full settlement of the contingent consideration. As of June 30, 2026, no further amounts are payable related to the acquisition.

On February 28, 2025, we acquired 65% interest in a physical therapy practice with three clinic locations. The prior owners retained a 35% ownership interest. The purchase price for the 65% interest was approximately $3.8 million which was paid in cash. As part of this transaction, we agreed to additional consideration if future operational objectives are met. The maximum amount of additional contingent consideration due under this agreement is $1.3 million. In March 2026, we paid $1.0 million in full settlement of the contingent consideration, of which $0.8 million was paid in cash and $0.2 million in the form of a note payable. The note accrues interest at 5% per annum and the principal and interest is payable on March 31, 2027.

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

On October 31, 2024, we acquired a 50% interest in Metro pursuant to an Equity Interest Purchase Agreement (the “Purchase Agreement”) dated October 7, 2024 among U.S. Physical Therapy, Ltd. (a subsidiary of the Company), Metro, the members of Metro, and Michael G. Mayrsohn, as Sellers’ Representative.  We also became the managing member of Metro. We paid a purchase price of approximately $76.5 million, $75.0 million of which was funded by our cash on hand and the remaining $1.5 million through the issuance of 18,358 shares of the Company’s common stock based on a trailing five-day average as of the day immediately prior to closing. The shares of the Company’s common stock were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act. The Purchase Agreement also included an earnout where the sellers can earn up to $20.0 million of additional consideration if certain performance criteria relating to the Metro business are achieved. We paid $7.4 million in full settlement of the earnout in March 2026. As of June 30, 2026, no further amounts are payable related to the Metro acquisition.

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

On March 29, 2024, we acquired a 50% equity interest in a nine-clinic physical therapy and hand therapy practice. The original owners of the practice retained the remaining 50%. The purchase price for the 50% equity interest was approximately $16.4 million, of which $0.5 million was in the form of a note payable. The note accrued interest at 4.5% per annum and the principal and interest was paid during the 2026 First Quarter. As part of the transaction, we agreed to additional contingent consideration if future operational and financial objectives are met. There is no maximum payout. In November 2025, we paid $2.5 million in full settlement of the contingent consideration. As of June 30, 2026, no further amounts are payable related to this acquisition.

Redeemable Non-Controlling Interest

Certain limited partnership agreements and limited liability company agreements, as amended, provide that, upon the triggering events, we have a call right, and the selling entity or individual has a put right for the purchase and sale of the limited partnership interest held by the partner. Once triggered, the put right and the call right do not expire, even upon an individual partner’s death, and contain no mandatory redemption feature. The purchase price of the partner’s limited partnership interest upon the exercise of either the put right or the call right is calculated per the terms of the respective agreements and classified as redeemable non-controlling interest (temporary equity) in our consolidated balance sheets. The fair value of the redeemable non-controlling interests on June 30, 2026 was $317.5 million.

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

We maintain an interest rate swap arrangement which is considered a derivative instrument. Our indebtedness as of June 30, 2026, was the outstanding balance of seller notes from our acquisitions of $1.5 million, and an outstanding balance on our term note related to the Senior Credit Facility of $221.0 million. The Revolving Facility within our Senior Credit Facilities has a balance of $46.0 million as of June 30, 2026, and is subject to fluctuating interest rates. A 1% change in the interest rate would result in a $1.0 million change in interest expense on the Senior Credit Facilities on an annualized basis. See Note 9 to our consolidated financial statements included in Item 1.

Item 4.	CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 5, 2025, the Board of Directors approved a share repurchase program that authorizes the repurchase by the Company of up to $25.0 million of its outstanding shares of common stock over the period ending on December 31, 2026. Under the share repurchase program, shares may be repurchased from time to time in the open market or negotiated transactions at prevailing market rates, or by other means in accordance with federal securities laws. The timing and amount of share repurchases under the share repurchase program, if any, will depend on several factors, including the Company’s stock price performance, ongoing capital allocation priorities and general market conditions. The Company repurchased 306,256 of its own shares for total consideration of $19.2 million on the open market during the three months ended June 30, 2026. As of June 30, 2026, the Company has materially completed the authorized amount under the share repurchase program.

	For the Month Ended
	June 30, 2026	May 31, 2026	April 30, 2026
Number of shares repurchased	-	306,256	-
Total cost of shares repurchased	$-	$19,233,751	$-
Average price (including brokers’ commission)	$-	$62.80	$-

ITEM 5.	OTHER INFORMATION.

Rule 10b5-1 Trading Arrangements

During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

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

U.S. PHYSICAL THERAPY, INC.

Date: August 7, 2026	By:	/s/ Jason Curtis
Jason Curtis
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)