Form 10-Q
period 2026-09-30
U S PHYSICAL THERAPY INC /NV
filed 2026-11-05
CIK 885978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(MARK ONE)
☑
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2026
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

As of November 5, 2026, the number of shares outstanding (issued less treasury stock) of the registrant’s common stock, par value $.01 per share, was 14,928,461.

PART I - FINANCIAL INFORMATION

ITEM 1.
FINANCIAL STATEMENTS

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	September 30, 2026	December 31, 2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$38,225	$35,570
Patient accounts receivable, less provision for credit losses of $4,120 and $3,775, respectively	63,215	64,249
Accounts receivable - other	34,174	24,087
Other current assets	19,147	16,084
Total current assets	154,761	139,990
Fixed assets:
Furniture and equipment	75,838	67,891
Leasehold improvements	62,556	58,985
Fixed assets, gross	138,394	126,876
Less accumulated depreciation and amortization	(96,183)	(91,225)
Fixed assets, net	42,211	35,651
Operating lease right-of-use assets	164,361	144,197
Investment in unconsolidated affiliate	12,358	12,275
Goodwill	732,803	692,392
Other identifiable intangible assets, net	180,374	172,861
Other assets	8,873	6,644
Total assets	$1,295,741	$1,204,010

LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST, USPH SHAREHOLDERS’ EQUITY AND NON-CONTROLLING INTEREST
Current liabilities:
Accounts payable - trade	$5,360	$6,059
Accrued expenses	44,632	49,424
Current portion of operating lease liabilities	44,552	42,134
Current portion of term loan and notes payable	4,415	9,865
Other current liabilities	10,259	31,558
Total current liabilities	109,218	139,040
Notes payable, net of current portion	1,283	417
Revolving facility	72,700	30,500
Term loan, net of current portion and deferred financing costs	167,703	121,677
Deferred taxes	23,931	28,391
Operating lease liabilities, net of current portion	129,283	110,572
Other long-term liabilities	4,240	3,214
Total liabilities	508,358	433,811

Redeemable non-controlling interest - temporary equity	357,306	293,311

Commitments and Contingencies

U.S. Physical Therapy, Inc. ("USPH") shareholders’ equity:
Preferred stock, $.01 par value, 500,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.01 par value, 20,000,000 shares authorized, 17,532,646 and 17,418,621 shares issued, respectively	175	174
Additional paid-in capital	292,562	285,522
Accumulated other comprehensive gain	1,944	714
Retained earnings	191,254	227,216
Treasury stock at cost, 2,605,083 shares and 2,296,059 shares, respectively	(56,632)	(37,194)
Total USPH shareholders’ equity	429,303	476,432
Non-controlling interest - permanent equity	774	456
Total USPH shareholders' equity and non-controlling interest - permanent equity	430,077	476,888
Total liabilities, redeemable non-controlling interest, USPH shareholders' equity and non-controlling interest - permanent equity	$1,295,741	$1,204,010

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF NET INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025

Net patient revenue	$161,086	$164,024	$498,638	$480,754
Hospital affiliation revenue	25,039	-	30,603	-
Other revenue	36,433	33,108	105,661	97,510
Net revenue	222,558	197,132	634,902	578,264
Operating cost
Salaries and related costs	130,408	116,619	375,300	341,656
Rent, supplies, contract labor and other	41,471	36,115	118,888	104,086
Depreciation and amortization	5,870	5,495	17,148	16,776
Provision for credit losses	1,917	2,073	6,041	5,916
Clinic closure costs - lease and other	(140)	(42)	(202)	269
Total operating cost	179,526	160,260	517,175	468,703

Gross profit	43,032	36,872	117,727	109,561

Corporate office costs	17,827	17,414	55,106	51,135
Loss (gain) on change in fair value of contingent earn-out consideration	104	(5,872)	3,093	(11,484)
Operating income	25,101	25,330	59,528	69,910

Other (expense) income
Interest expense, debt and other	(3,583)	(2,408)	(9,587)	(7,109)
Interest income from investments	24	33	69	85
Change in revaluation of put-right liability	(599)	(663)	(404)	(1,406)
Equity in earnings of unconsolidated affiliate	346	361	1,118	1,155
Loss on extinguishment of debt	-	-	(124)	-
Gain (Loss) on sale of a partnership	110	-	110	(123)
Other	161	222	466	344
Total other expense	(3,541)	(2,455)	(8,352)	(7,054)
Income before taxes	21,560	22,875	51,176	62,856

Provision for income taxes	3,974	5,233	10,536	14,026
Net income	17,586	17,642	40,640	48,830

Less: Net income attributable to non-controlling interest:
Redeemable non-controlling interest - temporary equity	(5,806)	(3,790)	(12,400)	(9,716)
Non-controlling interest - permanent equity	(735)	(714)	(2,259)	(3,684)
	(6,541)	(4,504)	(14,659)	(13,400)
Net income attributable to USPH shareholders	$11,045	$13,138	$25,981	$35,430

Basic and diluted (loss) earnings per share attributable to USPH shareholders	$(1.04)	$0.48	$(0.90)	$1.85

Shares used in computation - basic and diluted	14,928	15,204	15,052	15,178

Dividends declared per common share	$0.46	$0.45	$1.38	$1.35

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS)

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025

Net income	$17,586	$17,642	$40,640	$48,830
Other comprehensive gain (loss):
Unrealized gain (loss) on cash flow hedge	1,221	(360)	1,675	(2,489)
Tax effect at statutory rate (federal and state)	(324)	92	(445)	636
Comprehensive income	$18,483	$17,374	$41,870	$46,977

Comprehensive income attributable to non-controlling interest	(6,541)	(4,504)	(14,659)	(13,400)
Comprehensive income attributable to USPH shareholders	$11,942	$12,870	$27,211	$33,577

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Nine Months Ended
	September 30, 2026	September 30, 2025
OPERATING ACTIVITIES
Net income including non-controlling interest	$40,640	$48,830
Adjustments to reconcile net income including non-controlling interest to net cash provided by operating activities:
Depreciation and amortization	18,182	17,756
Provision for credit losses	6,041	5,916
Equity-based awards compensation expense	8,476	6,151
Amortization of debt issuance costs	343	315
Change in deferred income taxes	7,740	11,163
Change in revaluation of put-right liability	404	1,406
Change in fair value of contingent earn-out consideration	3,093	(11,484)
Equity of earnings in unconsolidated affiliate	(1,118)	(1,155)
Loss on sale of clinics and fixed assets	525	420
(Gain) loss on sale of a partnership	(110)	123
Loss on extinguishment of debt	124	-
Changes in operating assets and liabilities:
Patient accounts receivable, net	(3,422)	(13,604)
Accounts receivable - other	(8,566)	3,559
Other current and long term assets	(3,583)	(8,155)
Accounts payable, accrued expenses and other current liabilities	(4,203)	(10,908)
Other long-term liabilities	(664)	(207)
Net cash provided by operating activities	63,902	50,126

INVESTING ACTIVITIES
Purchase of fixed assets	(15,810)	(10,145)
Purchase of majority interest in businesses, net of cash acquired	(36,468)	(15,214)
Purchase of redeemable non-controlling interest, temporary equity	(13,549)	(8,579)
Purchase of non controlling interest, permanent equity	(9,018)	(196)
Proceeds on sale of non-controlling interest, permanent equity	(502)	9
Repayment of notes receivable related to sales of redeemable non-controlling interest	418	387
Proceeds on sale of partnership interest - redeemable non-controlling interest, temporary equity	740	149
Distributions from unconsolidated affiliate	1,036	1,089
Proceeds on sale of partnership interest, clinics and fixed assets	-	700
Other	467	531
Net cash (used in) investing activities	(72,686)	(31,269)

FINANCING ACTIVITIES
Payment of debt issuance costs	(2,214)	-
Proceeds from revolving facility	234,262	146,500
Payments on revolving facility	(192,062)	(131,000)
Distributions to non-controlling interest, permanent and temporary equity	(16,767)	(14,610)
Cash dividends paid to shareholders	(20,735)	(20,520)
Proceeds from term loan	45,625	-
Payments on term loan	(2,969)	(7,500)
Principal payments on notes payable	(672)	(1,994)
Payment for taxes related to net settlement of equity awards	(204)	-
Repurchases of common stock	(19,233)	-
Payment of contingent consideration	(13,592)	-
Other	-	7
Net cash provided by (used in) financing activities	11,439	(29,117)

Net increase (decrease) in cash and cash equivalents	2,655	(10,260)
Cash and cash equivalents - beginning of period	35,570	41,362
Cash and cash equivalents - end of period	$38,225	$31,102

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$7,351	$11,809
Interest paid on credit facilities and other notes payable	9,705	7,305
Non-cash investing and financing transactions during the period:
Purchase of businesses - seller financing portion	900	300
Fair market value of initial contingent consideration related to purchase of businesses	100	5,731
Notes payable related to purchase of redeemable non-controlling interest, temporary equity	78	135
Notes payable related to purchase of redeemable non-controlling interest, permanent equity	16	-
Notes receivable related to sale of redeemable non-controlling interest, temporary equity	4,751	2,017
Notes receivable related to the sale of non-controlling interest, permanent equity	527	29
Offset to notes receivable associated with purchase of redeemable non-controlling interest	72	254

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(IN THOUSANDS)

	U.S.Physical Therapy, Inc.
	Common Stock		Additional	Accumulated Other	Retained	Treasury Stock		Total Shareholders’	Non-controlling
For the three months ended September 30, 2026	Shares	Amount	Paid-In Capital	Comprehensive Gain	Earnings	Shares	Amount	Equity	Interests	Total

Balance June 30, 2026	17,526	$175	$290,551	$1,047	$213,361	(2,603)	$(56,478)	$448,656	$511	449,167
Net income attributable to USPH shareholders	-	-	-	-	11,045	-	-	11,045	-	11,045
Net income attributable to non-controlling interest - permanent equity	-	-	-	-	-	-	-	-	735	735
Issuance of restricted stock, net of cancellations	7	-	-	-	-	-	-	-	-	-
Revaluation of redeemable non-controlling interest	-	-	-	-	(36,188)	-	-	(36,188)	-	(36,188)
Compensation expense - equity-based awards	-	-	2,607	-	-	-	-	2,607	-	2,607
Sale of non-controlling interest	-	-	-	-	-	-	-	-	-	-
Purchase of non-controlling interest (permanent equity)	-	-	(596)	-	-	-	-	(596)	(1)	(597)
Dividends paid to USPH shareholders	-	-	-	-	(6,864)	-	-	(6,864)	-	(6,864)
Distributions to non-controlling interest partners - permanent equity	-	-	-	-	-	-	-	-	(471)	(471)
Deferred taxes related to redeemable non-controlling interest - temporary equity	-	-	-	-	9,899	-	-	9,899	-	9,899
Other comprehensive gain or loss	-	-	-	897	-	-	-	897	-	897
Transfer of compensation liability for certain stock issued pursuant to long-term incentive plans	-	-	-	-	-	-	-	-	-	-
Repurchase of common stock	-	-	-	-	-	1	(154)	(154)	-	(154)
Other	-	-	-	-	1	(3)	-	1	-	1
Balance September 30, 2026	17,533	$175	$292,562	$1,944	$191,254	(2,605)	$(56,632)	$429,303	$774	$430,077

	U.S.Physical Therapy, Inc.
	Common Stock		Additional	Accumulated Other	Retained	Treasury Stock		Total Shareholders’	Non-Controlling
For the nine months ended September 30, 2026	Shares	Amount	Paid-In Capital	Comprehensive Gain	Earnings	Shares	Amount	Equity	Interests	Total

Balance December 31, 2025	17,419	$174	$285,522	$714	$227,216	(2,296)	$(37,194)	$476,432	$456	$476,888
Net income attributable to USPH shareholders	-	-	-	-	25,981	-	-	25,981	-	25,981
Net income attributable to non-controlling interest - permanent equity	-	-	-	-	-	-	-	-	2,259	2,259
Issuance of restricted stock, net of cancellations	114	1	-	-	-	-	-	1	-	1
Revaluation of redeemable non-controlling interest	-	-	-	-	(53,851)	-	-	(53,851)	-	(53,851)
Compensation expense - equity-based awards	-	-	7,190	-	-	-	-	7,190	-	7,190
Sale of non-controlling interest	-	-	-	-	-	-	-	-	-	-
Purchase of non-controlling interest (permanent equity)	-	-	(835)	-	-	-	-	(835)	(39)	(874)
Dividends paid to USPH shareholders	-	-	-	-	(20,735)	-	-	(20,735)	26	(20,709)
Distributions to non-controlling interest partners - permanent equity	-	-	-	-	-	-	-	-	(1,928)	(1,928)
Deferred taxes related to redeemable non-controlling interest - temporary equity	-	-	-	-	12,645	-	-	12,645	-	12,645
Other comprehensive gain or loss	-	-	-	1,230	-	-	-	1,230	-	1,230
Transfer of compensation liability for certain stock issued pursuant to long-term incentive plans	-	-	685	-	-	-	-	685	-	685
Repurchase of common stock	-	-	-	-	-	(306)	(19,438)	(19,438)		(19,438)
Other	-	-	-	-	(2)	(3)	-	(2)	-	(2)
Balance September 30, 2026	17,533	$175	$292,562	$1,944	$191,254	(2,605)	$(56,632)	$429,303	$774	$430,077

	U.S.Physical Therapy, Inc.
	Common Stock		Additional	Accumulated Other	Retained	Treasury Stock		Total Shareholders’	Non-Controlling
For the three months ended September 30, 2025	Shares	Amount	Paid-In Capital	Comprehensive Gain	Earnings	Shares	Amount	Equity	Interests	Total

Balance June 30, 2025	17,419	$172	$294,636	$1,214	$236,356	(2,215)	$(31,628)	$500,750	$1,544	502,294
Net income attributable to USPH shareholders	-	-	-	-	13,138	-	-	13,138	-	13,138
Net income attributable to non-controlling interest - permanent equity	-	-	-	-	-	-	-	-	714	714
Revaluation of redeemable non-controlling interest	-	-	-	-	(7,918)	-	-	(7,918)	-	(7,918)
Compensation expense - equity-based awards	-	-	2,170	-	-	-	-	2,170	-	2,170
Dividends paid to USPH shareholders	-	-	-	-	(6,842)	-	-	(6,842)	-	(6,842)
Distributions to non-controlling interest partners - permanent equity	-	-	-	-	-	-	-	-	(1,065)	(1,065)
Deferred taxes related to redeemable non-controlling interest - temporary equity	-	-	-	-	2,536	-	-	2,536	-	2,536
Other comprehensive loss	-	-	-	(268)	-	-	-	(268)	-	(268)
Other	-	-	-	(1)	2	-	-	1	22	23
Balance September 30, 2025	17,419	$172	$296,806	$945	$237,272	(2,215)	$(31,628)	$503,567	$1,215	$504,782

	U.S.Physical Therapy, Inc.
	Common Stock		Additional	Accumulated Other	Retained	Treasury Stock		Total Shareholders’	Non-Controlling
For the nine months ended September 30, 2025	Shares	Amount	Paid-In Capital	Comprehensive Gain	Earnings	Shares	Amount	Equity	Interests	Total

Balance December 31, 2024	17,309	$172	$290,321	$2,799	$227,265	(2,215)	$(31,628)	$488,929	$1,092	$490,021
Net income attributable to USPH shareholders	-	-	-	-	35,430	-	-	35,430	-	35,430
Net income attributable to non-controlling interest - permanent equity	-	-	-	-	-	-	-	-	3,684	3,684
Issuance of restricted stock, net of cancellations	110	-	-	-	-	-	-	-	-	-
Revaluation of redeemable non-controlling interest, net of tax	-	-	-	-	(9,821)	-	-	(9,821)	-	(9,821)
Compensation expense - equity-based awards	-	-	5,876	-	-	-	-	5,876		5,876
Sale of non-controlling interest	-	-	(9)	-	-	-	-	(9)	-	(9)
Dividends paid to USPH shareholders	-	-	-	-	(20,520)	-	-	(20,520)	-	(20,520)
Distributions to non-controlling interest partners - permanent equity	-	-	-	-	-	-	-	-	(3,630)	(3,630)
Deferred taxes related to redeemable non-controlling interest - temporary equity	-	-	-	-	4,911	-	-	4,911	-	4,911
Other comprehensive loss	-	-	-	(1,853)	-	-	-	(1,853)	-	(1,853)
Transfer of compensation liability for certain stock issued pursuant to long-term incentive plans	-	-	721	-	-	-	-	721	-	721
Other	-	-	(103)	(1)	7	-	-	(97)	69	(28)
Balance September 30, 2025	17,419	$172	$296,806	$945	$237,272	(2,215)	$(31,628)	$503,567	$1,215	$504,782

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

1.
Basis of Presentation and Significant Accounting Policies

Nature of Business

U.S. Physical Therapy, Inc. and its subsidiaries (the “Company”) operates its business through two reportable business segments. Physical therapy operations consist of physical therapy, speech therapy and occupational therapy clinics and home-care physical and speech therapy practices that provide pre and post-operative care and treatment for a variety of orthopedic-related disorders, sports-related injuries, and rehabilitation of injured workers. Services provided by the industrial injury prevention services (“IIP”) segment include onsite services for clients’ employees including injury prevention and rehabilitation, performance optimization, post-offer employment testing, functional capacity evaluations, ergonomic assessments, occupational medicine testing services, and drug and alcohol testing. IIP is performed through Industrial Sports Medicine Professionals with specialized training related to the musculoskeletal system. As of September 30, 2026, and 2025, the Company owned and/or managed 799 and 777 locations respectively.

During the nine months ended September 30, 2026, and for the year ended December 31, 2025, the Company completed the following acquisitions:

Acquisition	Date	% Interest Acquired	Number of Clinics
July 2026 Acquisition	July 1, 2026	67%	12
January 2026 Acquisition 2	January 31, 2026	70%	*
January 2026 Acquisition 1	January 2, 2026	50%	8
July 2025 Acquisition	July 31, 2025	60%	3
April 2025 Acquisition	April 30, 2025	40%**	***
February 2025 Acquisition	February 28, 2025	65%	3

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

In connection with this realignment, the Company performed qualitative and quantitative assessments to determine whether it was more likely than not that the fair value of any reporting unit was less than its carrying amount. As a result of these assessments, the Company concluded there are no events or circumstances making it more likely than not that goodwill or other intangibles are impaired for any of the pre or post re-organization reporting units. There were no non-cash impairment charges recorded in the nine months ended September 30, 2026 or the nine months ended September 30, 2025. The Company will continue to monitor for any triggering events or other indicators of impairment.

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

Redeemable Non-Controlling Interest – Temporary Equity

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

Non-Controlling Interest – Permanent Equity

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

Non-Controlling Interest – Permanent Equity Transactions

During the nine months ended September 30, 2026, the Company acquired additional interests in three partnerships which are included in non-controlling interests - permanent equity. The additional interests purchased in each of the partnerships ranged from 1.0% to 20.0% and the aggregate purchase price for the acquired non-controlling interests – permanent equity amounted to $0.9 million. Additionally, the Company sold a 3.5% interest in one partnership which is included in non-controlling interests - permanent equity for an aggregate price of $0.6 million.

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

Hospital Affiliation Revenue

The Company generates revenue from hospital customers under long-term hospital affiliated agreements to provide integrated therapy management services. These arrangements include the use of therapy clinics and related equipment, personnel, and services and contain both lease and non-lease components. The Company accounts for the lease and non-lease components under ASC 606 as a single performance obligation to provide integrated therapy services over the contract term. Revenue is recognized over time as the integrated therapy services are provided. Revenue includes reimbursement of salaries, benefits, and related costs and other operating expenses as variable per-encounter fees. Accordingly, revenue generated under long-term hospital affiliated agreements has been included in Hospital affiliation revenue in the accompanying unaudited consolidated statements of net income.

IIP Revenue

Revenue from the IIP business, which is included in other revenue is derived from onsite services the Company provides to clients’ employees including injury prevention, rehabilitation, ergonomic assessments, post-offer employment testing, functional capacity evaluations, performance optimization, occupational medicine testing services, and drug and alcohol testing. Revenue from the Company’s IIP business is recognized when obligations under the terms of the contract are satisfied. Revenues are recognized at an amount equal to the consideration the Company expects to receive in exchange for providing injury prevention services to its clients. The revenue is determined and recognized based on the number of hours and respective rate for services provided in a given period.

Deferred Revenue

The Company's IIP businesses may enter into contracts to provide services over specified contractual terms. Deferred revenue represents amounts billed or collected in advance of the Company’s satisfaction of its performance obligations. These amounts primarily relate to service arrangements in which consideration is received before the underlying services are provided. Deferred revenue is recognized as revenue when the related performance obligations are satisfied.

For arrangements in which services are provided over a specified term, the Company recognizes revenue over time, generally on a straight-line basis, as this pattern best reflects the transfer of services to the customer. Amounts billed in advance of providing such services are recorded as deferred revenue until the performance obligation is fulfilled. The Company evaluates its contracts to determine whether a significant financing component exists. The Company applies the practical expedient in ASC 606-10-32-18 and does not assess whether a significant financing component exists for contracts with an expected duration of one year or less. Deferred revenue is classified as current or noncurrent based on the expected timing of when the related performance obligations will be satisfied. The majority of deferred revenue is expected to be recognized within the next twelve months and accordingly are recorded in other current liabilities in the consolidated balance sheet. Contract liabilities are reduced when the associated revenue from the contract is recognized.

As of September 30, 2026, and 2025, the Company estimated that $0.8 million and $0.6 million, respectively, of revenue is expected to be recognized in the future related to performance obligations that were unsatisfied (or partially satisfied) at the end of the reporting period. Remaining consideration pertains to annual contracts which are typically recognized as the performance obligation is satisfied. The Company applied the standard’s practical expedient that permits the omission of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which the Company recognizes revenue at the amount to which the Company has the right to invoice for services performed.

The Company had no contract assets as of September 30, 2026 or December 31, 2025.

Other Revenue

Other Management Contracts

Revenue from other management contracts with third-party physicians and hospitals, which is also included in other revenue, is derived from contractual arrangements whereby the Company manages a clinic for third-party physicians and hospitals. The Company does not have any ownership interest in these clinics. Typically, revenue is determined based on the number of visits conducted at the clinic and recognized at a point in time when services are performed. Costs, typically salaries for the Company’s employees, are recorded when incurred. Other management contract revenue was $2.0 million and $2.5 million for the three months ended September 30, 2026 and September 30, 2025, respectively, and was $5.7 million and $7.3 million for the nine months ended September 30, 2026 and September 30 2025, respectively.

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

Provision for Credit Losses

The Company determines provisions for credit losses based on the specific agings and payor classifications at each clinic. The provision for credit losses is included in operating costs in the consolidated statements of net income. Patient accounts receivable, which are stated at the historical carrying amount net of contractual allowances, write-offs, and provision for credit losses, includes only those amounts the Company estimates to be collectible. The Company’s provision for credit losses on the accompanying consolidated balance sheets was $4.1 million as of September 30, 2026, and $3.8 million as of December 31, 2025, respectively.

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

The Company records any interest or penalties in interest and other expense, in the consolidated statements of net income. Interest and penalties were immaterial in each of the three and nine months ended September 30, 2026, or September 30, 2025.

On July 4, 2025, the President signed H.R. 1, the One Big Beautiful Bill Act, into law. The legislation did not have a material impact on the Company’s income tax expense for the three or nine months ended September, 2026, nor did it materially change the Company’s effective income tax rate for the year ended December 31, 2025. The Company will continue to evaluate interpretive guidance and any incremental impacts in subsequent periods.

The CARES Act includes changes to certain tax laws related to net operating losses and the deductibility of interest expense and depreciation. ASC 740 - Income Taxes requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. The legislation had no effect on the Company’s deferred income taxes and current income taxes payable during the nine months ended September 30, 2026, and for the year ended December 31, 2025.

The computation of the effective income tax rate is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	(In thousands, except percentages)		(In thousands, except percentages)
Income before taxes	$21,560	$22,875	$51,176	$62,856

Less: Net income attributable to non-controlling interest:
Redeemable non-controlling interest - temporary equity	(5,806)	(3,790)	(12,400)	(9,716)
Non-controlling interest - permanent equity	(735)	(714)	(2,259)	(3,684)
	$(6,541)	$(4,504)	$(14,659)	$(13,400)

Income before taxes less net income attributable to non-controlling interest	$15,019	$18,371	$36,517	$49,456

Provision for income taxes	$3,974	$5,233	$10,536	$14,026

Effective income tax rate	26.5%	28.5%	28.9%	28.4%

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

Put Right Liability

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

In determining the value of the put right as of September 30, 2026, the Company used a Monte Carlo simulation model utilizing unobservable inputs including asset volatility of 20.0% and a discount rate of 12.1%. The put right was valued at $2.8 million on September 30, 2026, and at $2.3 million on December 31, 2025. The Company recorded a loss on revaluation of the put right liability of $0.6 million for the three months ended September 30, 2026, and $0.7 million for the three months ended September 30, 2025. The Company recorded a loss on revaluation of the put right liability of $0.4 million for the nine months ended September 30, 2026, and a loss of $1.4 million for the nine months ended September 30, 2025.

The holders of the put right may first exercise this right beginning in January 2027. Whether the holders exercise the put right is outside of the Company’s control. If the put right is exercised, the Company is required to purchase a designated portion of the unaffiliated company’s equity interest as a purchase price based on the separate business’ historical earnings, multiplied by the EBITDA multiple expressed in the agreement, and multiplied again by the percentage of equity interests subject to the put right. If the put right were to be exercised at September 30, 2026, it is estimated that the Company would pay $56.0 million for an 80% stake in the business. Because the formula in the put right uses a pre-determined multiple of the separate business’ historical earnings, the resulting purchase price may vary compared to the fair value of such equity interests at the time of exercise.

Interest Rate Swaps

The valuation of the Company’s interest rate derivatives is measured as the present value of all expected future cash flows based on SOFR-based yield curves. The present value calculation uses discount rates that have been adjusted to reflect the credit quality of the Company and its counterparty, which is a Level 2 fair value measurement. See Note 10 - Derivative Instruments, for additional information.

Contingent Consideration Obligations

The consideration for some of the Company’s acquisitions includes future payments that are contingent upon the occurrence of future operational or financial objectives being met. The Company estimates the fair value of contingent consideration obligations through valuation models designed to estimate the probability of such contingent payments based on various assumptions and incorporating estimated success rates. These fair value measurements are based on significant inputs not observable in the market. Substantial judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, changes in assumptions could have a material impact on the amount of contingent consideration expense the Company records in any given period. The fair value of the Company’s contingent consideration obligations was $1.7 million on September 30, 2026, and $12.3 million on December 31, 2025, and is included in Other Current Liabilities in the accompanying Consolidated Balance Sheets.

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

The computation of basic and diluted earnings per share is as follows.

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	(In thousands, except per share data)		(In thousands, except per share data)
Earnings per share
Computation of earnings per share - USPH shareholders:
Net income attributable to USPH shareholders	$11,045	$13,138	$25,981	$35,430
Charges to retained earnings:	.
Revaluation of redeemable non-controlling interest	(36,188)	(7,918)	(53,851)	(9,821)
Tax effect at statutory rate (federal and state)	9,608	2,023	14,297	2,509
	$(15,535)	$7,243	$(13,573)	$28,118

(Loss) earnings per share (basic and diluted)	$(1.04)	$0.48	$(0.90)	$1.85

Shares used in computation:
Basic and diluted earnings per share - weighted-average shares	14,928	15,204	15,052	15,178

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

The purchase price plus the fair value of the non-controlling interest for the acquisitions after September 30, 2025 was allocated to the fair value of the assets acquired, inclusive of identifiable intangible assets (i.e. tradenames, referral relationships, customer relationships and non-compete agreements) and liabilities assumed based on the estimated fair values at the acquisition date, with the amount in excess of fair values being recorded as goodwill. The Company is in the process of completing its formal valuation analysis of the above-mentioned acquisitions in order to identify and determine the fair value of tangible and identifiable intangible assets acquired and the liabilities assumed. Thus, the final allocation of the purchase price may differ from the preliminary estimates used on September 30, 2026, based on additional information obtained and completion of the valuation of the identifiable intangible assets. Changes in the estimated valuation of the tangible assets acquired, the completion of the valuation of identifiable intangible assets and the completion by the Company of the identification of any unrecorded pre-acquisition contingencies, where the liability is probable and the amount can be reasonably estimated, will likely result in adjustments to goodwill. The Company does not expect the adjustments to be material. The Company continues to evaluate the components for the purchase price allocations for acquisitions after September 30, 2025.

During the nine months ended September 30, 2026, the Company acquired a majority interest in the following businesses:

2026 Acquisitions

		% Interest	Number of
Acquisition	Date	Acquired	Clinics
July 2026 Acquisition	July 1, 2026	67%	12
January 2026 Acquisition 2	January 31, 2026	70%	*
January 2026 Acquisition 1	January 2, 2026	50%	8

*
IIP business

On July 1, 2026, the Company acquired a 67% equity interest in a twelve-clinic physical therapy practice with the practice owners retaining a 33% ownership interest. The purchase price for the 67% interest was approximately $16.4 million, of which $16.0 million was paid in cash and $0.4 million is in the form of a note payable. The note accrues interest at 5.0% per annum and the principal and interest are payable on June 30, 2028.

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

In addition to the acquisitions referenced above, the Company purchased the assets of a physical therapy homecare provider during the nine months ended September 30, 2026, which was tucked into a larger partnership.

The following table provides details on the preliminary purchase price allocation for the acquisitions described above.

	Physical Therapy Operations	IIP	Total
	(In thousands)
Cash paid, net of cash acquired	$21,664	$14,804	$36,468
Seller notes	900	-	900
Contingent payments	100	-	100
Total consideration	$22,664	$14,804	$37,468

Estimated fair value of net tangible assets acquired:
Total current assets	$1,589	$987	$2,576
Total non-current assets	571	1,105	1,676
Total liabilities	(1,037)	(1,633)	(2,670)
Net tangible assets acquired	1,123	459	1,582
Customer and referral relationships	7,917	4,439	12,356
Non-compete agreements	756	429	1,185
Tradenames	1,943	1,094	3,037
Goodwill	25,219	14,792	40,011
Fair value of non-controlling interest (classified as redeemable non-controlling interest)	(14,294)	(6,409)	(20,703)
	$22,664	$14,804	$37,468

For the acquisitions in 2026, the values assigned to the customer and referral relationships and non-compete agreement are being amortized on a straight-lined basis over their respective estimated lives. For customer and referral relationships, the weighted-average amortization period is 14.0 years. For the non-compete agreements, the weighted-average amortization period is 6.4 years. The values assigned to tradenames are tested annually for impairment.

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

On July 31, 2025, the Company acquired a 60% equity interest in a three-clinic practice with the practice owners retaining a 40% equity interest (the “July 2025 Acquisition”). The purchase price for the 60% equity interest was approximately $7.9 million, of which $7.6 million was paid in cash and $0.3 million is in the form of a note payable. The note accrues interest at 5.0% per annum, and the principal and interest are payable on July 31, 2027. As part of this transaction, the Company agreed to additional consideration if future operational objectives are met. The contingent consideration was valued at $1.6 million as of September 30, 2026.

On April 30, 2025, the Company acquired an outpatient home-care physical and speech therapy practice through its 50%-owned subsidiary, Metro (the “April 2025 Acquisition”) After the transaction, the Company’s ownership interest is 40%, the local partners have an ownership interest of 40% and the practice’s preacquisition owners have a 20% ownership interest. The purchase price for the 80% equity interest was approximately $2.3 million which was paid in cash. As part of this transaction, the Company agreed to additional consideration if future operational objectives are met. The maximum amount of additional contingent consideration due under this agreement was $1.8 million. In June 2026, the Company paid $1.7 million in full settlement of the contingent consideration. As of September 30, 2026, no further amounts are payable related to the acquisition.

On February 28, 2025, the Company acquired a 65% interest in a physical therapy practice with three clinic locations (the “February 2025 Acquisition”). The prior owner retained a 35% ownership interest. The purchase price for the 65% interest was approximately $3.8 million, which was paid in cash. As part of this transaction, the Company agreed to additional consideration if future operational objectives are met by the business. The maximum additional contingent consideration payable under the agreement was $1.3 million. In March 2026, the contingent consideration was settled at $1.0 million. $0.8 million was paid in cash and the remaining $0.2 million is financed through a note payable. The note accrues interest at 5% per annum and the principal and interest are payable on March 31, 2027.

The following table provides details on the purchase price allocations for the acquisitions completed in the twelve months ended December 31, 2025.

Physical Therapy Operations

Cash paid, net of cash acquired	$15,442
Contingent payments	5,730
Payable	300
Total consideration	$21,472

Estimated fair value of net tangible assets acquired:
Total current assets	$650
Total non-current assets	352
Total liabilities	(668)
Net tangible assets acquired	334
Customer and referral relationships	5,606
Non-compete agreement	383
Tradenames	1,634
Goodwill	21,570
Fair value of non-controlling interest (classified as redeemable non-controlling interest)	(8,055)
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

Changes to the preliminary purchase price allocations during the quarter were not material and were generally consistent with the amounts and allocations previously disclosed.

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

Based on the provisions of the management agreements, the Company determined that these entities are variable interest entities. The Company’s ownership percentages in these entities is 50% as of September 30, 2026. The Company consolidates the VIEs since it controls the management and operating activities that are most significant to the VIEs’ economic performance and its ownership interests expose the Company to the risks and benefits that could potentially be significant to each VIE.

The assets of the VIEs recognized in consolidation may only be used to settle obligations of each respective VIE and may not be used to satisfy claims of the Company, and the creditors of each VIE do not have recourse to the Company’s general credit. As of September 30, 2026, and December 31, 2025, the total assets of the Company’s variable interest entities were $290.3 million and $255.3 million, respectively. As of September 30, 2026, and December 31, 2025, the total liabilities of the Company’s VIEs were $54.6 million and $49.5 million respectively.

The table below presents the operating results of the VIEs.

	Three months ended		Nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	(In thousands)		(In thousands)
Net revenue	$35,558	$22,848	$93,190	$65,771
Operating cost:
Salaries and related costs	18,690	13,436	53,571	39,516
Rent, supplies, contract labor and other	7,247	5,277	20,778	13,855
Depreciation and amortization	1,521	1,116	4,272	4,030
Provision for credit losses	22	228	146	655
Total operating cost	27,480	20,057	78,767	58,056
Gross profit	8,078	2,791	14,423	7,715
Loss (gain) on fair value adjustments	7	(764)	629	(764)
Other expense	17	3	51	9
Provision for income taxes	133	11	221	193
Net income	$7,921	$3,541	$13,522	$8,277

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

Carrying Amounts of Redeemable Non-Controlling Interests

The following table details the changes in the carrying amount (fair value) of the Company’s redeemable non-controlling interests:

	Nine Months Ended	Year Ended
	September 30, 2026	December 31, 2025
	(In thousands)
Beginning balance	$293,311	$269,025
Net income allocated to redeemable non-controlling interest	12,400	13,849
Distributions to redeemable non-controlling interest partners	(14,839)	(14,768)
Changes in the fair value of redeemable non-controlling interest	53,851	24,521
Purchases of redeemable non-controlling interest	(9,765)	(14,382)
Capital contribution	335	-
Acquired interest	20,689	7,991
Transfer from non-controlling interest to redeemable non-controlling interest (permanent equity)	-	5,753
Sales of redeemable non-controlling interest	5,492	2,433
Changes in notes receivable related to redeemable non-controlling interest	(4,196)	(1,206)
Other	28	95
Ending balance	$357,306	$293,311

The following table categorizes the carrying amount (fair value) of the redeemable non-controlling interests:

	Nine Months Ended	Year Ended
	September 30, 2026	December 31, 2025
	(In thousands)
Contractual time period has lapsed but holder's employment has not terminated	$93,611	$79,773
Contractual time period has not lapsed and holder's employment has not terminated	263,695	213,538
Holder's employment has terminated and contractual time period has expired	-	-
Holder's employment has terminated and contractual time period has not expired	-	-
	$357,306	$293,311

During the nine months ended September 30, 2026, the Company acquired additional interests in nine partnerships for an aggregate purchase price of $9.8 million and sold interests in ten partnerships for an aggregate price of $5.5 million, which are included in redeemable non-controlling interests - temporary equity. During the year ended December 31, 2025, the Company acquired additional interests in 14 partnerships for an aggregate purchase price of $14.4 million and sold interests in two partnerships for an aggregate price of $2.4 million, which are included in redeemable non-controlling interests - temporary equity.

5. Goodwill

The changes in the carrying amount of goodwill consisted of the following:

	Nine Months Ended	Year Ended
	September 30, 2026	December 31, 2025
	(In thousands)
Beginning balance	$692,392	$667,152
Acquisitions	40,011	21,198
Adjustments for purchase price allocation of businesses acquired in prior year	400	4,224
Other	-	(182)
Ending balance	$732,803	$692,392

During the nine months ended September 30, 2026, the Company completed a regional realignment of its reporting units, which required management to perform both qualitative and quantitative assessments to determine whether it was more likely than not that goodwill or other intangible assets were impaired. Based on these assessments, the Company concluded that no such conditions existed, and accordingly, no impairment of goodwill or other intangible assets was recorded.

6. Intangible Assets

The Company’s intangible assets, net, consisted of the following:

	September 30, 2026			December 31, 2025
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)

Customer and referral relationships	$166,316	$(56,568)	$109,748	$155,056	$(49,295)	$105,761
Tradenames	66,037	-	66,037	62,809	-	62,809
Non-compete agreements	15,214	(10,625)	4,589	13,826	(9,535)	4,291
	$247,567	$(67,193)	$180,374	$231,691	$(58,830)	$172,861

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

The following table details the amount of amortization expense recorded for intangible assets for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	(In thousands)		(In thousands)
Customer and referral relationships	$2,706	$2,934	$7,995	$8,611
Non-compete agreements	326	308	959	879
	$3,032	$3,242	$8,954	$9,490

Based on the balance of referral relationships and non-compete agreements as of September 30, 2026, the expected amount to be amortized in the remainder of 2026 and thereafter by year is as follows:

For the Year Ending December 31,	Customer and Referral Relationships	Non-Compete Agreements
	(In thousands)
2026 (excluding the nine months ended September 30, 2026)	$2,746	$310
2027	10,857	1,180
2028	10,588	1,101
2029	10,210	937
2030	10,045	738
Thereafter	65,302	321

7. Accrued Expenses

Accrued expenses consists of the following for the periods presented.

	September 30, 2026	December 31, 2025
	(In thousands)
Salaries and related costs	$31,405	$37,270
Group health insurance	4,086	2,538
Closure costs	757	1,523
Professional fees	1,654	890
Property tax	397	313
Interest payable	196	393
Income tax	-	993
Settlement of a payor dispute	500	0
Other	5,637	5,504
	$44,632	$49,424

8. Other Current Liabilities

Other current liabilities consists of the following for the periods presented.

	September 30, 2026	December 31, 2025
	(In thousands)
Credit balances due to patients and payors	$6,692	$6,468
Contingency payable	1,658	12,275
Put-right liability	1,028	-
Deferred revenue	833	737
Payable related to purchase of non-controlling interest (temporary and permanent equity)	-	12,078
Other	48	-
	$10,259	$31,558

9. Borrowings

Amounts outstanding under the Company’s Senior Credit Facilities (as defined below) and notes payable consisted of the following:

	September 30, 2026			December 31, 2025
	Principal Amount	Unamortized Debt Issuance Cost (2)	Net Debt	Principal Amount	Unamortized Debt Issuance Cost (2)	Net Debt
	(In thousands)
Term Facility	$173,906	$(2,353)	$171,553	$131,250	$(620)	$130,630
Revolving Facility	72,700	-	72,700	30,500	-	30,500
Other (1)	1,848	-	1,848	1,329	-	1,329
Total debt	248,454	(2,353)	246,101	163,079	(620)	162,459
Less: Current portion of long-term debt	4,939	(524)	4,415	10,287	(422)	9,865
Long-term debt, net of current portion	$243,515	$(1,829)	$241,686	$152,792	$(198)	$152,594

(1)	The long-term portion is included as part of Other Long-Term Liabilities in the Consolidated Balance Sheet.
(2)	Debt issuance costs are amortized over the term of the Term Loan and recorded to interest expense.

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

As of September 30, 2026, $173.9 million was outstanding on the Term Facility while $72.7 million was outstanding under the Revolving Facility resulting in $202.3 million of credit availability.

As of September 30, 2026, the Company was in compliance with all of the covenants contained in the Credit Agreement.

The effective interest rate on the Company’s Senior Credit Facilities was 5.5% for the three months ended September 30, 2026 and 5.7% for the three months ended, September 30 2025. The effective interest rate on the Company’s Senior Credit Facilities was 5.4% and 5.6% for the nine months ended September 30, 2026 and 2025, respectively.

In connection with entering into the new Credit Agreement, the Company recorded a loss on extinguishment of debt of approximately $0.1 million, consisting primarily of the write-off of unamortized debt issuance costs related to lenders that did not participate in the new credit facility. Debt issuance costs of approximately $2.4 million associated with new and continuing lenders were carried forward and will be amortized over the remaining term of the amended credit agreement.

Other Borrowings

The Company generally enters into various notes payable as a means of financing acquisitions. As of September 30, 2026, the Company’s remaining outstanding balance on these notes amounted to $1.8 million, of which $0.2 million is due in 2026, $0.7 million is due in 2027, and $0.9 million is due in 2028. Notes are generally payable in equal annual installments of principal over two years plus any accrued and unpaid interest. Interest accrues at various interest rates ranging from 4.5% to 5.8% per annum.

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

Interest Rate Swap

In May 2022, the Company entered into an interest rate swap agreement, effective on June 30, 2022, with Bank of America, N.A, which had a $150 million notional value, and a maturity date of June 30, 2027. Beginning in July 2022, the Company receives 1-month SOFR and pays a fixed rate of interest of 2.8% on 1-month SOFR. The total interest rate in any period also includes an applicable margin based on the Company’s consolidated leverage ratio. In connection with the swap, no cash was exchanged between the Company and the counterparty.

In September 2026, the Company entered into another interest rate swap agreement, effective on June 30, 2027, with Bank of America, N.A., which had a $170.6 million notional value, and a maturity date of April 14, 2031. Beginning in July 2027, the Company receives 1-month SOFR and pays a fixed rate of interest of 4.6% on 1-month SOFR. The total interest rate in any period also includes an applicable margin based on the Company’s consolidated leverage ratio. In connection with the swap, no cash was exchanged between the Company and the counterparty.

The Company designated its interest rate swaps as a cash flow hedge and has structured them to be highly effective. Consequently, unrealized gains and losses related to the fair value of the interest rate swaps are recorded to accumulated other comprehensive income (loss), net of tax.

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

The carrying and fair value of the Company’s interest rate derivatives (included in other current assets and other assets) were as follows.

	September 30, 2026	December 31, 2025
	(In thousands)
Other current assets	$1,464	$743
Other assets	1,132	177
	$2,596	$920

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

The components of lease expense were as follows.

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	(In thousands)
Operating lease cost	$13,462	$12,350	$39,651	$36,124
Short-term lease cost	342	277	1,238	701
Variable lease cost	2,937	2,544	8,175	7,742
Sublease income	(102)	(109)	(334)	(326)
Total lease cost	$16,639	$15,062	$48,730	$44,241

Lease costs are reflected in the unaudited consolidated statements of net income in the line item – rent, supplies, contract labor and other.

The supplemental cash flow information related to leases was as follows.

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	(In thousands)
Cash paid for amounts included in the measurement of operating lease liabilities	$13,444	$12,417	$39,657	$36,496
Right-of-use assets obtained in exchange for new operating lease liabilities	$19,361	$13,512	$54,792	$39,467

The aggregate future lease payments for operating leases as of September 30, 2026 were as follows.

Amount
For the Year Ending December 31,	(In thousands)
2026 (excluding the nine months ended September 30, 2026)	$13,556
2027	50,319
2028	40,484
2029	31,081
2030 and thereafter	62,626
Total lease payments	$198,066
Less: imputed interest	24,229
Total operating lease liabilities	$173,837

Average lease terms and discount rates were as follows.

	September 30, 2026	September 30, 2025
Weighted-average remaining lease term	5.0	4.6 years
Weighted-average discount rate	5.2%	5.0%

The Company leases certain properties from Michael G. Mayrsohn (lessor), who is the President of Metro. Mr. Mayrsohn was also elected to the Company’s Board of Directors on May 20, 2025. The two leases are classified as operating leases that expire on April 30, 2030, and December 31, 2031. For each of the three months ended September 30, 2026 and September 30, 2025, the Company paid a total of $0.1 million of lease payments to Mr. Mayrsohn. For each of the nine months ended September 30, 2026 and September 30, 2025, the Company paid a total of $0.4 million of lease payments to Mr. Mayrsohn. Metro has made leasehold improvements to the two underlying properties valued at $0.4 million as of September 30, 2026. The total of minimum future rental payments under these related party lease agreements is $2.3 million as of September 30, 2026.

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

During the nine months ended September 30, 2026, the Company granted 0.1 million of restricted stock awards (“RSA”) under the 2003 Stock Incentive Plan to certain executives and key employees. Typically, the RSAs vest over four years, subject to the employees’ continued employment. On May 19, 2026, the Company awarded the Board of Directors RSAs under the 2003 Stock Incentive Plan. The RSAs vest quarterly over one year subject to the Directors’ continued service with the Company.

Stock-based compensation for the three months ended September 30, 2026 and 2025 was $3.0 million and $2.3 million, respectively, and for the nine months ended September 30 2026, and 2025 was $8.5 million and $6.2 million, respectively.

13. Segment Information

The Company’s reportable segments include the physical therapy operations segment and the IIP segment. Also included in the physical therapy operations segment are revenues from strategic hospital affiliations, other management contract services and other services, which include services the Company provides on-site, such as athletic trainers for schools.

Physical Therapy Operations

The physical therapy operations segment primarily operates through subsidiary clinic partnerships (“Clinic Partnerships”), in which the Company generally owns a 1% general partnership interest in all the Clinic Partnerships. The Company’s limited partnership interests generally range from 65% to 75% (the range is 25% - 99%) in the Clinic Partnerships. The managing therapist of each clinic owns, directly or indirectly, the remaining limited partnership interest in most of the clinics (hereinafter referred to as “Clinic Partnerships”). Some of the Clinic Partnerships serve as management services organizations which manage and provide staffing and a variety of administrative services to physical therapy provider entities in which the Company does not have an ownership interest. These Clinic Partnerships similarly are owned collectively by the Company and one or more physical therapists who are involved in the management of the operations. To a lesser extent, the Company operates some clinics, through wholly-owned subsidiaries (hereinafter referred to as “Wholly-Owned Facilities").

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

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	(In thousands)		(In thousands)
Net revenue:
Physical therapy operations	$189,539	$168,110	$539,568	$492,810
Industrial injury prevention services	33,019	29,022	95,334	85,454
Total Company	$222,558	$197,132	$634,902	$578,264

Operating Costs:
Salaries and related costs:
Physical therapy operations	$110,493	$98,237	$316,774	$287,489
Industrial injury prevention services	19,915	18,382	58,526	54,167
Total salaries and related costs	$130,408	$116,619	$375,300	$341,656
Rent supplies, contract labor and other:
Physical therapy operations	$36,566	$32,026	$104,910	$91,939
Industrial injury prevention services	4,905	4,089	13,978	12,147
Total rent, supplies, contract labor and other	$41,471	$36,115	$118,888	$104,086
Depreciation and amortization:
Physical therapy operations	$4,913	$4,665	$14,342	$14,383
Industrial injury prevention services	957	830	2,806	2,393
Total depreciation and amortization	$5,870	$5,495	$17,148	$16,776
Provision for credit losses:
Physical therapy operations	$1,908	$2,031	$5,977	$5,853
Industrial injury prevention services	9	42	64	63
Total provision for credit losses	$1,917	$2,073	$6,041	$5,916
Clinic closure costs:
Physical therapy operations	$(140)	$(42)	$(202)	$269
Industrial injury prevention services	-	-	-	-
Total clinic closure costs	$(140)	$(42)	$(202)	$269
Total Company	$179,526	$160,260	$517,175	$468,703

Gross profit:
Physical therapy operations	$35,799	$31,193	$97,767	$92,877
Industrial injury prevention services	7,233	5,679	19,960	16,684
Total Company	$43,032	$36,872	$117,727	$109,561

Unallocated amounts
Corporate office costs	$17,827	$17,414	$55,106	$51,135
Interest expense, debt and other	3,583	2,408	9,587	7,109
Interest income from investments	(24)	(33)	(69)	(85)
Loss (gain) on change in fair value of contingent earn-out consideration	104	(5,872)	3,093	(11,484)
Change in revaluation of put-right liability	599	663	404	1,406
Equity in earnings of unconsolidated affiliate	(346)	(361)	(1,118)	(1,155)
(Gain) loss on sale of partnership	(110)	-	(110)	123
Loss on extinguishment of debt	-	-	124	-
Other	(161)	(222)	(466)	(344)
Total unallocated amounts	21,472	13,997	$66,551	$46,705
Income before taxes	$21,560	$22,875	$51,176	$62,856

Assets:			September 30, 2026	December 31, 2025
Goodwill:
Physical therapy operations			$630,059	$604,440
Industrial injury prevention services			102,744	87,952
Total goodwill			$732,803	$692,392
All other assets:
Physical therapy operations			$476,333	$434,804
Industrial injury prevention services			86,605	76,814
Total all other assets			562,938	511,618
Total Assets			$1,295,741	$1,204,010

14. Share Repurchases

During the nine months ended September 30, 2026, the Company repurchased 306,256 shares of its common stock for an aggregate purchase price of $19.2 million under its share repurchase program authorized by the Board of Directors.

During the three months ended September 30, 2026, the Company repurchased 1,966 shares of its common stock through a withhold-to-cover program to satisfy applicable tax withholding obligation, for an aggregate purchase price of $0.2 million.

The repurchased shares were recorded as treasury stock and reduced stockholders' equity.

There were no share repurchases for the three and nine months ended September 30, 2025.

	Three Months Ended			Nine Months Ended
	September 30, 2026
	Number of Shares	Average price (including brokers commission)	Total cost of shares repurchased	Number of Shares	Average price (including brokers commission)	Total cost of shares repurchased
Repurchase authorization	-	$-	$-	306,256	$62.80	$19,233,751
Withhold-to-cover shares	1,966	$78.00	$153,348	2,768	$73.57	$203,649
Total	1,966		$153,348	309,024		$19,437,400

15. Investment in Unconsolidated Affiliate

Through one of its subsidiaries, the Company has a 49% joint venture interest in a company which provides physical therapy services for patients at hospitals. Since the Company is deemed to not have a controlling interest in the company, the Company’s investment is accounted for using the equity method of accounting. The investment balance of this joint venture as of September 30, 2026, is $12.4 million. The earnings amounted to approximately $0.3 million and $1.1 million for the three and nine months ended September 30, 2026, respectively. Earnings were $0.4 million and $1.2 million for the three and nine months ended September 30, 2025, respectively. The investment balance of the joint venture was $12.3 million as of December 31, 2025.

16. Subsequent Events

On October 1, 2026, the Company acquired a 100% equity interest in a single clinic practice through its 50% owned subsidiary Metro. The purchase price for the 100% equity interest was approximately $8.0 million which was paid in cash.

On October 1, 2026, the Company acquired additional interests in three existing partnerships for an aggregate purchase price of $8.5 million.

On November 3, 2026, the Company’s Board of Directors declared a quarterly dividend of $0.46 per share payable on December 11, 2026, to shareholders of record on November 16, 2026.

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
•
the impact of future public health crises and epidemics/pandemics
•
certain of our acquisition agreements contain put rights related to a future purchase of significant equity interests in our subsidiaries or in a separate company;
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

Acquisitions

During the nine months ended September 30, 2026 (“2026 Nine Months”), and for the twelve months ended December 31, 2025, we completed the acquisitions of clinic practices and an IIP business detailed below:

Acquisition	Date	% Interest Acquired	Number of Clinics
July 2026 Acquisition	July 1, 2026	67%	12
January 2026 Acquisition 2	January 31, 2026	70%	*
January 2026 Acquisition 1	January 2, 2026	50%	8
July 2025 Acquisition	July 31, 2025	60%	3
April 2025 Acquisition	April 30, 2025	40%**	***
February 2025 Acquisition	February 28, 2025	65%	3

* IIP business
** On April 30, 2025, we acquired an outpatient home care practice that provides speech and occupational therapy through its 50% owned subsidiary Metro. After the transaction, ours ownership interest is 40%, the local partners have an ownership interest of 40% and the practice's preacquisition owners have a 20% ownership interest.
*** Home-care business

On January 2, 2026, we acquired a 50% equity interest in an eight-clinic practice, with the original owners retaining the remaining 50% equity interest.

On January 31, 2026, we acquired a 70% equity interest in an IIP business with the original owners retaining a 30% equity interest.

On July 1, 2026, we acquired a 67% equity interest in a twelve-clinic practice with the original owners retaining a 33% equity interest.

Our strategy is to continue acquiring multi-clinic outpatient physical therapy practices and home-care physical and speech therapy practices, to develop outpatient physical therapy clinics as satellites in existing partnerships, and to continue acquiring companies that provide IIP.

Physical Therapy Locations Roll Forward (1)

	2026	2025
Number of clinics, beginning of period	778	759
Q1 additions	15	14
Q1 closed or sold	(12)	(9)
Number of clinics, end of period	781	764
Q2 additions	4	6
Q2 closed or sold	(4)	(4)
Number of clinics, end of period	781	766
Q3 additions	21	18
Q3 closed or sold	(3)	(7)
Number of clinics, end of period	799	777
Q4 additions		11
Q4 closed or sold		(10)
Number of clinics, end of period	799	778

Year-to-date total additions	40	49
Year-to-date total closed or sold	(19)	(30)

(1) See "Glossary of Terms"

Hospital Affiliations

On February 2, 2026, we announced a 10-year strategic alliance between our subsidiary partner, Metro, and a prominent New York hospital system. As of September 30, 2026, 62 of Metro’s outpatient physical therapy clinics in New York have become part of the hospital system’s clinical services network.

On February 25, 2026, we announced a 10-year strategic alliance between another of our subsidiary partners and a local hospital system. As of September 30, 2026, 10 of our outpatient physical therapy clinics have become part of the hospital system’s clinical services network.

Through the end of the 2026 Third Quarter, we successfully integrated all 72 clinics under the two previously announced hospital affiliation agreements.

Dividend

Our Board of Directors declared a quarterly dividend of $0.46 to be payable on December 11, 2026, to shareholders of record on November 16, 2026, consistent with our longstanding practice of delivering value to shareholders.

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

For calendar years 2021, 2022 and 2023, Centers for Medicare and Medicaid Services (“CMS”) expected decreases in Medicare reimbursement were partially offset by one-time increases in payments as a result of other legislation passed by Congress, resulting in decreases of approximately 3.5%, 0.75% and 2.0% in each of these years, respectively. For January 1 through March 8 of 2024, CMS’s final rule resulted in an approximate 3.5% decrease in Medicare payments for the therapy specialty. However, effective as of March 9, 2024, pursuant to the Consolidated Appropriations Act, 2024, Congress minimized the reduction in Medicare payments for therapy services for the balance of 2024, resulting in an approximate 1.8% reduction in Medicare payments for therapy services (rather than the 3.5% decrease). The MPFS for 2025 decreased Medicare reimbursement for therapy services by approximately 2.9% as compared to the reimbursement rates in effect for most of 2024. For 2026, the MPFS increased Medicare reimbursement for therapy services by approximately 1.75% (which equates to 1.1% increase after considering the mix of Medicare Advantage plans) as compared to the reimbursement rates for 2025.

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

On April 14, 2026, we closed a $450.0 million, five-year credit facility that includes a $175.0 million term loan and a $275.0 million revolver with a maturity date of April 14, 2031, replacing its then existing credit facility. See Liquidity and Capital Resources section for additional information.

Under our $25.0 million share repurchase authorization, during the 2026 Nine Months, we repurchased 306,256 of our own shares on the open market for a total consideration of $19.2 million, equating to an average share price of $62.80. See Liquidity and Capital Resources section for additional information.

On September 21, 2026, we announced the appointment of Nchacha Etta as the Company’s new Chief Financial Officer as previously disclosed in a Form 8-K filed with the Securities and Exchange Commission on September 21, 2026. The appointment is expected to support our Company’s financial management, reporting and execution of our business strategy.

In September 2026 we entered into an interest rate swap agreement with Bank of America, N.A., which had a $170.6 million initial notional value, is effective on June 30, 2027, and has a maturity date of April 14, 2031. The Swap fixes our term debt at 4.6% from June 30, 2027, to April 14, 2031. See Liquidity and Capital Resources section for additional information.

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
•
2026 Third Quarter refers to the three months ended September 30, 2026.
•
2025 Third Quarter refers to the three months ended September 30, 2025.
•
2026 Nine Months refers to the nine months ended September 30, 2026.
•
2025 Nine Months refers to the nine months ended September 30, 2025.

Net income attributable to our shareholders was $11.0 million for the 2026 Third Quarter, compared to $13.1 million for the 2025 Third Quarter. We reported a loss per share of $1.04 for the 2026 Third Quarter compared to earnings per share of $0.48 for the 2025 Third Quarter. Under GAAP, changes in the value of redeemable noncontrolling interests, representing our partners’ ownership stakes in subsidiaries not fully owned by us, are excluded from net income but are included in the calculation of earnings per share. Improving performance increases the value of these ownership interests, which has a dilutive effect on earnings per share. Also, included in pretax income for the 2026 Third Quarter, was a loss on change in fair value of contingent earn out consideration of $0.1 million, versus a gain of $5.9 million in the 2025 Third Quarter.

Total net revenue for the 2026 Third Quarter increased $25.4 million, or 12.9%, to $222.6 million from $197.1 million for the 2025 Third Quarter, while operating costs increased $19.3 million, or 12.0%, to $179.5 million from $160.3 million over the same periods, respectively.

Gross profit increased $6.2 million, or 16.7%, to $43.0 million in the 2026 Third Quarter, compared to $36.9 million for the 2025 Third Quarter.

Net income attributable to our shareholders was $26.0 million for the nine months ended September 30, 2026 compared to $35.4 million for the 2025 Nine Months. We reported a loss per share of $0.90 for the 2026 Nine Months, compared to earnings per share of $1.85 in the 2025 Nine Months. Under GAAP, changes in the value of redeemable noncontrolling interests, representing our partners’ ownership stakes in subsidiaries not fully owned by us, are excluded from net income but are included in the calculation of earnings per share. Improving performance increases the value of these ownership interests, which has a dilutive effect on earnings per share.

Also included in pretax income for the 2026 Nine Months, was a loss on change in fair value of contingent earn out consideration of $3.1 million, versus a gain of $11.5 million in the 2025 Nine Months.

Total net revenue for the 2026 Nine Months increased $56.6 million, or 9.8%, to $634.9 million from $578.3 million for the 2025 Nine Months while operating costs increased $48.5 million, or 10.3%, to $517.2 million from $468.7 million over the same periods, respectively.

Gross profit increased $8.2 million, or 7.5%, to $117.7 million in the 2026 Nine Months, compared to $109.6 million for the 2025 Nine Months.

The following table provides a calculation of earnings per share.

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Earnings per Share	(In thousands, except per share data)		(In thousands, except per share data)
Computation of earnings per share - USPH shareholders:
Net income attributable to USPH shareholders	$11,045	$13,138	$25,981	$35,430
Charges to retained earnings:
Revaluation of redeemable non-controlling interest	(36,188)	(7,918)	(53,851)	(9,821)
Tax effect at statutory rate (federal and state)	9,608	2,023	14,297	2,509
	$(15,535)	$7,243	$(13,573)	$28,118

(Loss) earnings per share (basic and diluted)	$(1.04)	$0.48	$(0.90)	$1.85

Shares used in computation:
Basic and diluted earnings per share - weighted-average shares	14,928	15,204	15,052	15,178

Non-GAAP Measures

The following tables provide details of the basic and diluted earnings per share computation and reconcile net income attributable to our shareholders calculated in accordance with GAAP to adjusted EBITDA, adjusted net income, adjusted earnings per share and provide a reconciliation of other non-GAAP measures to the most directly comparable GAAP measure. We believe providing adjusted EBITDA, adjusted net income, adjusted earnings per share and other non-GAAP measures to investors is useful information for comparing our period-to-period results as well as for comparing them with other similar businesses since most do not have redeemable instruments and therefore have different equity structures. Additionally, we believe that these non-GAAP measures provide useful supplemental information to investors, analysts, and other stakeholders in assessing the Company’s operational performance and financial trends. We use adjusted EBITDA, adjusted net income, adjusted earnings per share and other non-GAAP measures, which eliminate certain items described above that can be subject to volatility and unusual costs, as the principal measures to evaluate and monitor financial performance period over period.

Adjusted EBITDA, a non-GAAP measure, is defined as net income attributable to our shareholders before interest income, interest expense, taxes, depreciation, amortization, change in fair value of contingent earn-out consideration, changes in revaluation of put right liability, equity-based awards compensation expense, clinic closure costs, business acquisition related costs, costs related to a one-time financial systems and human resources upgrade, gain or loss on sale of a partnership, settlement of a payor dispute, other income and related portions for non-controlling interests, and other non-recurring items as applicable.

Adjusted net income, a non-GAAP measure, equals net income attributable to our shareholders less changes in revaluation of a put right liability, clinic closure costs, gain or loss on sale of a partnership, changes in fair value of contingent earn-out consideration, business acquisition related costs, costs related to a one-time financial systems and human resources upgrade, settlement of a payor dispute, any allocations to non-controlling interests, all net of taxes and other non-recurring items as applicable. Non-GAAP adjusted earnings per share also excludes the impact of the revaluation of redeemable non-controlling interest and the associated tax impact.

Adjusted EBITDA, adjusted net income and adjusted earnings per share and the other non-GAAP measures are not measures of financial performance under GAAP. Non-GAAP measures presented below should not be considered in isolation or as an alternative to, or substitute for, net income attributable to our shareholders presented in the consolidated financial statements.

The tables that follow define and reconcile non-GAAP adjusted EBITDA, non-GAAP adjusted net income, non-GAAP earnings per share to the most directly comparable GAAP measure.

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	(In thousands, except per share data)
Adjusted EBITDA (a non-GAAP measure)
Net income attributable to USPH shareholders	$11,045	$13,138	$25,981	$35,430
Adjustments:
Provision for income taxes	3,974	5,233	10,536	14,026
Depreciation and amortization	6,247	5,832	18,182	17,756
Interest expense, debt and other, net	3,583	2,408	9,587	7,109
Interest income from investments	(24)	(33)	(69)	(85)
Equity-based awards compensation expense	2,997	2,263	8,476	6,151
Change in revaluation of put-right liability	599	663	404	1,406
Loss (gain) on change in fair value of contingent earn-out consideration	104	(5,872)	3,093	(11,484)
Clinic closure costs (1)	(140)	(42)	(202)	269
Business acquisition related recoveries (costs) (2)	(102)	70	654	870
ERP implementation costs (3)	370	664	1,097	885
Gain (loss) on sale of a partnership	(110)	-	(110)	123
Settlement of a payor dispute	500	-	500	-
Loan amendment costs (4)	-	-	288	-
Loss on extinguishment of debt (4)	-	-	124	-
Other income	(161)	(222)	(466)	(344)
Allocation to non-controlling interests	(1,101)	(247)	(3,099)	(1,856)
Adjusted EBITDA	$27,781	$23,855	$74,976	$70,256

Adjusted net income and adjusted earnings per share (non-GAAP measures)
Net income attributable to USPH shareholders	$11,045	$13,138	$25,981	$35,430
Adjustments:
Change in revaluation of put-right liability	599	663	404	1,406
Loss (gain) on change in fair value of contingent earn-out consideration	104	(5,872)	3,093	(11,484)
Clinic closure costs (1)	(140)	(42)	11	269
Business acquisition related recoveries (costs) (2)	(102)	70	654	870
ERP implementation costs (3)	370	664	1,097	885
(Gain) Loss on sale of a partnership	(110)	-	(110)	123
Settlement of a payor dispute	500	-	500	-
Loan amendment costs (4)	-	-	288	-
Loss on extinguishment of debt (4)	-	-	124	-
Allocation to non-controlling interest	15	397	(343)	279
Tax effect at statutory rate (federal and state)	(328)	1,053	(1,518)	1,955
Adjusted net income	$11,953	$10,071	$30,181	$29,733

Adjusted earnings per share	$0.80	$0.66	$2.01	$1.96

(1) Costs associated with clinic closures during the periods presented and, for purposes of adjusted net income, includes accelerated depreciation related to closed clinics.
(2) Certain expenses related to the acquisitions of equity interests in certain partnerships and costs associated with entering into hospital affiliated contracts.
(3) Costs related to a one-time financial and human resources systems upgrade.
(4) Costs related to the amendment of the Company's Credit Agreement.

A reconciliation of additional non-GAAP measures to the most comparable GAAP measures are presented in the tables below.

	Three Months Ended September 30, 2026
	Segment information - Physical Therapy Operations				Corporate
	Salaries and related (5)		Gross Profit		Corporate Costs
	Amount	As a % of Net Revenue	Amount	As a % of Net Revenue	Amount	As a % of Net Revenue
		(in thousands, except percentages)
Reported (GAAP)	$109,175	58.2%	$35,799	18.9%	17,827	8.0%
Adjustments
Clinic closure costs (1)			(140)	(0.1)%
Metro incentive costs (2)	(449)	(0.2)%	449	0.2%
Business acquisition related recoveries (3)					102	*
ERP implementation costs (4)					(370)	(0.2)%
Settlement of a payor dispute					(500)	(0.2)%
Adjusted (Non-GAAP)	$108,726	58.0%	$36,108	19.1%	17,059	7.7%

	Three Months Ended September 30, 2025
	Segment information - Physical Therapy Operations				Corporate
	Salaries and related (5)		Gross Profit		Corporate Costs
	Amount	As a % of Net Revenue	Amount	As a % of Net Revenue	Amount	As a % of Net Revenue
		(in thousands, except percentages)
Reported (GAAP)	$96,470	58.2%	$31,193	18.6%	17,414	8.8%
Adjustments
Clinic closure costs (1)			(42)	*
Metro incentive costs (2)	8	*	(8)	*
Business acquisition related costs (3)					(70)	*
ERP implementation costs (4)					(664)	(0.3)%
Adjusted (Non-GAAP)	$96,478	58.2%	$31,143	18.5%	$16,680	8.5%

(1)
Costs that are associated with closed clinics (owned).
(2)
Certain earnout bonuses and incentive costs related to Metro.
(3)
Certain expenses related to the acquisitions of equity interests in certain partnerships and costs associated with entering into hospital affiliated contracts.
(4)
Costs related to a one-time financial and human resources systems upgrade.
(5)
Excludes revenues and costs related to management contracts.
* Not meaningful

	Nine Months Ended September 30, 2026
	Segment information - Physical Therapy Operations				Corporate
	Salaries and related (6)		Gross Profit		Corporate Costs
	Amount	As a % of Net Revenue	Amount	As a % of Net Revenue	Amount	As a % of Net Revenue
		(in thousands, except percentages)
Reported (GAAP)	$313,063	58.6%	$97,767	18.1%	$55,106	8.7%
Adjustments
Clinic closure costs (1)			11	*
Metro incentive costs (2)	(1,525)	(0.3)%	1,525	0.3%
Business acquisition related costs (3)			107	*	(547)	(0.1)%
ERP implementation costs (4)					(1,097)	(0.2)%
Amended credit facility costs (5)					(288)	*
Settlement of dispute					(500)	(0.1)%
Adjusted (Non-GAAP)	$311,538	58.4%	$99,410	18.4%	52,674	8.3%

		Nine Months Ended September 30, 2025
	Segment information - Physical Therapy Operations				Corporate
	Salaries and related (6)		Gross Profit		Corporate Costs
	Amount	As a % of Net Revenue	Amount	As a % of Net Revenue	Amount	As a % of Net Revenue
	(in thousands, except percentages)
Reported (GAAP)	282,146	58.1%	$92,877	18.8%	51,135	8.8%
Adjustments
Clinic closure costs (1)			269	0.1%
Metro incentive costs (2)	(286)	(0.1)%	286	0.1%
Business acquisition related costs (3)	(367)	(0.1)%	367	0.1%	(503)	(0.1)%
ERP implementation costs (4)					(885)	(0.2)%
Adjusted (Non-GAAP)	$281,493	58.0%	$93,799	19.0%	$49,748	8.6%

(1) These are costs incurred during the period that are associated with closed clinics (owned).
(2) Certain earnout bonuses and incentive costs related to Metro.
(3) Certain expenses related to the acquisitions of equity interests in certain partnerships and includes costs associated with entering into hospital affiliated contracts.
(4) Costs related to a one-time financial and human resources systems upgrade.
(5) Certain fees expensed when entering into the Fourth Amended Credit Facility.
(6) Excludes revenues and costs related to management contracts.
* Not meaningful

Supplemental Financial and Performance Metrics

Revenue Metrics

	Physical Therapy Revenue Per Patient Visit (1)			Visits (1)		Average Visits Per Day (2)
	2026		2025	2026	2025	2026	2025

First quarter		$106.49	$105.66	1,543,144	1,443,805	31.8	31.2
Second quarter		$107.59	$105.33	1,661,694	1,558,756	33.5	32.7
Third quarter		$110.61	$105.54	1,682,642	1,554,207	33.4	32.2
Fourth Quarter	$		$106.49		1,593,336		32.7
Year		$108.28	$105.76	4,887,480	6,150,104	32.9	32.2

(1) See definition of the metrics in the Glossary of Terms
(2) Excludes home care business.

2026 Third Quarter versus 2025 Third Quarter

	Three Months Ended
	September 30, 2026		September 30, 2025		Variance
	Amount	As a % of Net Revenue	Amount	As a % of Net Revenue	Amount	%
	(In thousands, except percentages)
Net patient revenue	$161,086	72.4%	$164,024	83.2%	$(2,938)	(1.8)%
Hospital affiliation revenue	25,039	11.3%	-	*	25,039	*
Other revenue	36,433	16.4%	33,108	16.8%	3,325	10.0%
Net revenue	222,558	100.0%	197,132	100.0%	25,426	12.9%

Operating Cost:
Salaries and related costs	130,408	58.6%	116,619	59.2%	13,789	11.8%
Rent, supplies, contract labor and other	41,471	18.6%	36,115	18.3%	5,356	14.8%
Depreciation and amortization	5,870	2.6%	5,495	2.8%	375	6.8%
Provision for credit losses	1,917	0.9%	2,073	1.1%	(156)	(7.5)%
Clinic closure costs - lease and other	(140)	(0.1)%	(42)	0.0%	(98)	*
Total operating cost	179,526	80.7%	160,260	81.3%	19,266	12.0%

Gross Profit	43,032	19.3%	36,872	18.7%	6,160	16.7%

Corporate office costs	17,827	8.0%	17,414	8.8%	413	2.4%
Loss (gain) on change in fair value of contingent earn-out consideration	104	0.0%	(5,872)	(3.0)%	5,976	(101.8)%
Operating Income	25,101	11.3%	25,330	12.8%	(229)	(0.9)%

Other (expense) income:
Interest expense, debt and other	(3,583)	(1.6)%	(2,408)	(1.2)%	(1,175)	48.8%
Interest income from investments	24	0.0%	33	0.0%	(9)	(27.3)%
Change in revaluation of put-right liability	(599)	(0.3)%	(663)	(0.3)%	64	(9.7)%
Equity in earnings of unconsolidated affiliate	346	0.2%	361	0.2%	(15)	(4.2)%
Loss on extinguishment of debt	-	0.0%	-	0.0%	-	*
Gain on sale of a partnership	110	0.0%	-	0.0%	110	*
Other	161	0.1%	222	0.1%	(61)	(27.5)%
Total other (expense)	(3,541)	(1.6)%	(2,455)	(1.2)%	(1,086)	44.2%

Income before taxes	21,560	9.7%	22,875	11.6%	(1,315)	(5.7)%

Provision for income taxes	3,974	1.8%	5,233	2.7%	(1,259)	(24.1)%
Net income	17,586	7.9%	17,642	8.9%	(56)	(0.3)%

Less: Net income attributable to non-controlling interest:
Redeemable non-controlling interest - temporary equity	(5,806)	(2.6)%	(3,790)	(1.9)%	(2,016)	53.2%
Non-controlling interest - permanent equity	(735)	(0.3)%	(714)	(0.4)%	(21)	2.9%
	(6,541)	(2.9)%	(4,504)	(2.3)%	(2,037)	45.2%

Net income attributable to USPH shareholders	$11,045	5.0%	$13,138	6.7%	$(2,093)	(15.9)%

* Not meaningful

Segment Results

	Three Months Ended		Variance
	September 30, 2026	September 30, 2025	$	%
	(In thousands, except percentages)
Physical Therapy Operations
Net patient revenue	$161,086	$164,024	$(2,938)	(1.8)%
Hospital affiliation revenue	$25,039	$-	$25,039	*
Other revenue (1)	3,414	4,086	(672)	(16.4)%
Net revenue	189,539	168,110	21,429	12.7%
Operating costs (1)	153,740	136,917	16,823	12.3%
Gross profit	$35,799	$31,193	$4,606	14.8%

IIP
Net revenue	$33,019	$29,022	$3,997	13.8%
Operating costs	25,786	23,343	2,443	10.5%
Gross profit	$7,233	$5,679	$1,554	27.4%

Financial and operating metrics (not in thousands):
Patient visits (2)	1,682,642	1,554,207	128,435	8.3%
Average daily visits per clinic (2)	33.4	32.2	1.2	3.7%
Physical therapy revenue per patient visit (2)	$110.61	$105.54	$5.07	4.8%
Mature revenue percent change (2)	6.4%	0.2%
Salaries and related costs, as a percentage of revenue (3)(4)	58.2%	58.2%
Adjusted salaries and related costs, as a percentage of revenue (3)(4)(5)	58.0%	58.2%
Physical therapy operations gross profit margin	18.9%	18.6%
Adjusted physical therapy operations gross profit margin (6)	19.1%	18.5%
IIP gross profit margin	21.9%	19.6%

(1) Includes revenues and/or costs related to other management contracts.
(2) See Glossary of terms for definition. The average number of clinic locations used in the calculation of average daily visits per clinic was 767 for 2026 Third Quarter and 739 for 2025 Third Quarter.
(3) Beginning in the 2026 Second Quarter, the Company changed its salaries and related costs metric from cost-per-visit to percentage-of-revenue, which management believes is a more meaningful presentation. For hospital affiliated clinics, salaries and related costs reimbursements by hospital systems are recognized as revenue by USPH, supporting this presentation change. Prior period metrics have been revised to conform to the current presentation.
(4) Includes cost and revenue from physical therapy operations. Excludes costs and revenue from other management contracts.
(5) Excludes certain incentive costs related to Metro. See the section titled Reconciliation of non-GAAP Measures to the Most Directly Comparable GAAP Measure.
(6) Excludes certain incentive costs related to the Metro acquisition, and clinic closure costs. See the section titled Reconciliation of non-GAAP Measures to the Most Directly Comparable GAAP Measure.
* Not applicable

Physical Therapy Operations

Revenues

Physical therapy net revenue was $189.5 million for the 2026 Third Quarter, a 12.7% increase versus the 2025 Third Quarter, including a 6.4% increase in mature revenue. Of the total physical therapy net revenue, $25.0 million was associated with the previously announced strategic hospital affiliations.

Total patient visits were 1,682,642 (including home-care visits) for the 2026 Third Quarter, an 8.3% increase from the 2025 Third Quarter. Average daily visits per clinic, (excluding home-care visits), was 33.4 for the 2026 Third Quarter compared to 32.2 for the 2025 Third Quarter.

Other revenues decreased approximately $0.7 million, to $3.4 million for the 2026 Third Quarter from $4.1 million for the 2025 Third Quarter.

Operating costs

Operating costs from physical therapy operations increased $16.8 million, or 12.3%, to $153.7 million for the 2026 Third Quarter from $136.9 million for the 2025 Third Quarter mostly due to the additional clinics added from the comparable prior year period.

Salaries and related costs, clinics (excluding other management contracts) increased to $109.2 million in the 2026 Third Quarter from $96.5 million in the 2025 Third Quarter, an increase of $12.7 million, or 13.2%. Excluding certain incentive costs related to the Metro acquisition, salaries and related costs as a percentage of revenue, decreased to 58.0% for the 2026 Third Quarter from 58.2% for the 2025 Third Quarter. We changed our salaries and related costs metric from cost-per-visit to percentage-of-revenue, because we believe it is a more meaningful presentation. For hospital affiliated clinics, salaries and related costs reimbursements by hospital systems are recognized as revenue, by us, supporting this presentation change. Refer to “Non-GAAP Measures” for a reconciliation of non-GAAP measures to the most directly comparable GAAP measure.

Rent, supplies, contract labor and other costs, related to clinics (excluding other management contracts) increased to $36.4 million in the 2026 Third Quarter from $31.9 million in the 2025 Third Quarter, an increase of $4.6 million, or 14.3%, mostly due to the increased number of clinics year over year.

Clinic closure costs – lease and other resulted in a net benefit to the Company of $0.1 million for the both the 2026 Third Quarter and 2025 Third Quarter.

Depreciation and amortization related to physical therapy operations increased to $4.9 million in the 2026 Third Quarter from $4.7 million in the 2025 Third Quarter.

The provision for credit losses was $1.9 million for the 2026 Third Quarter and $2.0 million for the 2025 Third Quarter. As a percentage of net revenues, the provision for credit losses was 1.0% for the 2026 Third Quarter, and 1.2% for the 2025 Third Quarter.

Gross Profit

Gross profit from physical therapy operations was $35.8 million, or 18.9% as a percent of physical therapy operations net revenue, for the 2026 Third Quarter as compared to $31.2 million, or 18.6% as a percent of net revenues, for the 2025 Third Quarter. Adjusted gross profit margin (a non-GAAP measure) was 19.1% for the 2026 Third Quarter compared to 18.5% for the 2025 Third Quarter. The 2026 Third Quarter results reflect higher company-provided health benefit costs compared to a favorable experience in the 2025 Third Quarter, representing approximately 150 basis points of margin headwind. Refer to “Non-GAAP Measures” for a reconciliation of non-GAAP measures to the most directly comparable GAAP measure.

Industrial Injury Prevention Services

IIP revenue increased $4.0 million, or 13.8%, to $33.0 million for the 2026 Third Quarter as compared to $29.0 million for the 2025 Third Quarter. Excluding the IIP acquisition made on January 31, 2026, IIP revenue increased 8.3% over the comparable three-month periods. Gross profit from IIP operations for the 2026 Third Quarter increased $1.6 million, or 27.4%, to $7.2 million from $5.7 million for the 2025 Third Quarter. Gross profit margin from IIP operations was 21.9% for the 2026 Third Quarter compared to 19.6% for the 2025 Third Quarter.

Corporate Office Costs

Corporate office costs increased to $17.8 million in the 2026 Third Quarter, up from $17.4 million in the 2025 Third Quarter, driven by increased clinic count, expenses related to integration of acquisitions, the implementation of a new financial and human resources system, and the settlement of a payor dispute. Implementation costs associated with the new financial and human resources system are expected to continue into 2027. As a percentage of net revenue, corporate office costs was 8.0% for the 2026 Third Quarter compared to 8.8% for the 2025 Third Quarter.

Excluding business acquisition costs, the costs associated with the implementation of the new financial and human resources system, and settlement of payor dispute, corporate office costs was 7.7% of net revenue for the 2026 Third Quarter and 8.5% for the 2025 Third Quarter, respectively. Refer to “Non-GAAP Measures” for a reconciliation of non-GAAP measures to the most directly comparable GAAP measure.

Change in fair value of contingent earn-out consideration

Revaluation of contingent consideration related to certain acquisitions resulted in a net loss (an increase in the related liabilities) of $0.1 million for the 2026 Third Quarter compared to a net gain (a decrease in the related liabilities) of $5.9 million for the 2025 Third Quarter.

Operating Income

Operating income was $25.1 million for the 2026 Third Quarter compared to $25.3 million for the 2025 Third Quarter. Included in operating income for the 2026 Third Quarter was a non-cash loss on change in fair value of contingent earn out consideration of $0.1 million versus a non-cash gain of $5.9 million in the 2025 Third Quarter.

Other (Expenses) Income

Interest Expense, Debt and Other

Interest expense increased by $1.2 million to $3.6 million for the 2026 Third Quarter compared to $2.4 million for the 2025 Third Quarter due to a higher average outstanding balance on our credit facilities for the 2026 Third Quarter. The effective interest rate associated with borrowings on our credit facilities was 5.5% for the 2026 Third Quarter and 5.7% for the 2025 Third Quarter.

Change in revaluation of put right liability

Revaluation of put right liability related to the future purchase of an IIP business resulted in a net non-cash expense (an increase in the related liability) of $0.6 million for the 2026 Third Quarter compared to net non-cash expense (an increase in the related liability) of $0.7 million for the 2025 Third Quarter.

Provision for Income Taxes

The provision for income taxes was $4.0 million for the 2026 Third Quarter compared to $5.2 million during the 2025 Third Quarter while the effective tax rate was 26.5% and 28.5% over the same periods, respectively.

	Three Months Ended
	September 30, 2026	September 30, 2025
	(In thousands, except percentages)
Income before taxes	$21,560	$22,875

Less: Net income attributable to non-controlling interest:
Redeemable non-controlling interest - temporary equity	(5,806)	(3,790)
Non-controlling interest - permanent equity	(735)	(714)
	$(6,541)	$(4,504)

Income before taxes less net income attributable to non-controlling interest	$15,019	$18,371

Provision for income taxes	$3,974	$5,233

Effective income tax rate	26.5%	28.5%

Net Income Attributable to Non-controlling Interest

Net income attributable to non-controlling interest (temporary and permanent) was $6.5 million for the 2026 Third Quarter compared to $4.5 million for the 2025 Third Quarter.

2026 Nine Months versus 2025 Nine Months

	Nine Months Ended
	September 30, 2026		September 30, 2025		Variance
	Amount	As a % of Net Revenue	Amount	As a % of Net Revenue	Amount	%
	(In thousands, except percentages)
Net patient revenue	$498,638	78.5%	$480,754	83.1%	$17,884	3.7%
Hospital affiliation revenue	30,603	4.8%	-	*	30,603	*
Other revenue	105,661	16.6%	97,510	16.9%	8,151	8.4%
Net revenue	634,902	100.0%	578,264	100.0%	56,638	9.8%

Operating Cost:
Salaries and related costs	375,300	59.1%	341,656	59.1%	33,644	9.8%
Rent, supplies, contract labor and other	118,888	18.7%	104,086	18.0%	14,802	14.2%
Depreciation and amortization	17,148	2.7%	16,776	2.9%	372	2.2%
Provision for credit losses	6,041	1.0%	5,916	1.0%	125	2.1%
Clinic closure costs - lease and other	(202)	0.0%	269	0.0%	(471)	(175.1)%
Total operating cost	517,175	81.5%	468,703	81.1%	48,472	10.3%

Gross Profit	117,727	18.5%	109,561	18.9%	8,166	7.5%

Corporate office costs	55,106	8.7%	51,135	8.8%	3,971	7.8%
(Gain) loss on change in fair value of contingent earn-out consideration	3,093	0.5%	(11,484)	(2.0)%	14,577	(126.9)%
Operating Income	59,528	9.4%	69,910	12.1%	(10,382)	(14.9)%

Other (expense) income:
Interest expense, debt and other	(9,587)	(1.5)%	(7,109)	(1.2)%	(2,478)	34.9%
Interest income from investments	69	0.0%	85	0.0%	(16)	(18.8)%
Change in revaluation of put-right liability	(404)	(0.1)%	(1,406)	(0.2)%	1,002	(71.3)%
Equity in earnings of unconsolidated affiliate	1,118	0.2%	1,155	0.2%	(37)	(3.2)%
Loss on extinguishment of debt	(124)	0.0%	-	0.0%	(124)	*
Gain (loss) on sale of partneship	110	0.0%	(123)	0.0%	233	*
Other	466	0.1%	344	0.1%	122	35.5%
Total other (expense)	(8,352)	(1.3)%	(7,054)	(1.2)%	(1,298)	18.4%

Income before taxes	51,176	8.1%	62,856	10.9%	(11,680)	(18.6)%

Provision for income taxes	10,536	1.7%	14,026	2.4%	(3,490)	(24.9)%
Net income	40,640	6.4%	48,830	8.4%	(8,190)	(16.8)%

Less: Net income attributable to non-controlling interest:
Redeemable non-controlling interest - temporary equity	(12,400)	(2.0)%	(9,716)	(1.7)%	(2,684)	27.6%
Non-controlling interest - permanent equity	(2,259)	(0.4)%	(3,684)	(0.6)%	1,425	(38.7)%
	(14,659)	(2.3)%	(13,400)	(2.3)%	(1,259)	9.4%

Net income attributable to USPH shareholders	$25,981	4.1%	$35,430	6.1%	$(9,449)	(26.7)%

Segment Results

	Nine Months Ended		Variance
	September 30, 2026	September 30, 2025	$	%
Physical Therapy Operations	(In thousands, except percentages)
Net patient revenue	$498,638	$480,754	$17,884	3.7%
Hospital affiliation revenue	30,603	-	30,603	*
Other revenue (1)	10,327	12,056	(1,729)	(14.3)%
Net revenue	539,568	492,810	46,758	9.5%
Operating costs (1)	441,801	399,933	41,868	10.5%
Gross profit	$97,767	$92,877	$4,890	5.3%

IIP
Net revenue	$95,334	$85,454	$9,880	11.6%
Operating costs	75,374	68,770	6,604	9.6%
Gross profit	$19,960	$16,684	$3,276	19.6%

Financial and operating metrics (not in thousands):
Patient visits (2)	4,887,480	4,556,768	330,712	7.3%
Average daily visits per clinic (2)	32.9	32.0	0.9	2.8%
Physical therapy revenue per patient visit (2)	$108.28	$105.50	$2.78	2.6%
Mature revenue percent change (2)	4.2%	0.2%
Salaries and related costs, as a percentage of revenue (3)(4)	58.6%	58.1%
Adjusted salaries and related costs, as a percentage of revenue (3)(4)(5)	58.4%	58.0%
Physical therapy operations gross profit margin	18.1%	18.8%
Adjusted physical therapy operations gross profit margin (6)	18.4%	19.0%
IIP gross profit margin	20.9%	19.5%

(1) Includes revenues and/or costs related to other management contracts.
(2) See Glossary of terms for definition. The average number of clinic locations used in the calculation of average daily visits per clinic was 759 for 2026 and 732 for 2025.
(3) Beginning in the 2026 Second Quarter, the Company changed its salaries and related costs metric from cost-per-visit to percentage-of-revenue, which management believes is a more meaningful presentation. For hospital affiliated clinics, salaries and related costs reimbursements by hospital systems are recognized as revenue by USPH, supporting this presentation change. Prior period metrics have been revised to conform to the current presentation.
(4) Includes cost and revenue from physical therapy operations. Excludes costs and revenue from other management contracts.
(5) Excludes certain incentive costs related to Metro. See the section titled Reconciliation of non-GAAP Measures to the Most Directly Comparable GAAP Measure.
(6) Excludes certain incentive costs related to the Metro acquisition, business acquisition costs and clinic closure costs.See the section titled Reconciliation of non-GAAP Measures to the Most Directly Comparable GAAP Measure.
* Not applicable

Physical Therapy Operations

Revenue

Physical therapy net revenue was $539.6 million for the 2026 Nine Months, a 9.5% increase versus the 2025 Nine Months, including a 4.2% increase in revenue at mature clinics. Of the total physical therapy net revenue, $30.6 million was associated with the previously announced strategic hospital affiliations.

Total patient visits were 4,887,480 (including home-care visits), for the 2026 Nine Months, a 7.3% increase from the 2025 Nine Months.  Average daily visits per clinic (excluding home-care visits), was 32.9 for the 2026 Nine Months compared to 32.0 for the 2025 Nine Months.

Other revenues decreased approximately $1.7 million, to $10.3 million for the 2026 Nine Months from $12.1 million for the 2025 Nine Months.

Operating costs

Operating costs from physical therapy operations increased $41.9 million, or 10.5%, to $441.8 million for the 2026 Nine Months from $399.9 million for the 2025 Nine Months mostly due to the additional clinics added from the comparable prior year period.

Salaries and related costs, clinics (excluding other management contracts) increased to $313.1 million in the 2026 Nine Months from $282.1 million in the 2025 Nine Months. Salaries and related costs as a percentage of revenue increased from 58.1% in the 2025 Nine Months to 58.6% in the 2026 Nine Months. Excluding certain incentive costs related to the Metro acquisition, and business acquisition related costs, salaries and related costs as a percentage of revenue increased to 58.4% for the 2026 Nine Months from 58.0% for the 2025 Nine Months. We changed our salaries and related costs metric from cost-per-visit to percentage-of-revenue, because we believe it is a more meaningful presentation. For hospital affiliated clinics, salaries and related costs reimbursements by hospital systems are recognized as revenue by us, supporting this presentation change. Refer to “Non-GAAP Measures” for a reconciliation of non-GAAP measures to the most directly comparable GAAP measure.

Rent, supplies, contract labor and other costs, related to clinics (excluding other management contracts) increased to $104.5 million in the 2026 Nine Months from $91.4 million in the 2025 Nine Months, an increase of $13.1 million, or 14.3%.

Clinic closure costs – lease and other amounted to a benefit of $0.2 million in the 2026 Nine Months compared to an expense of $0.3 million in the 2025 Nine Months.

Depreciation and amortization related to physical therapy operations was $14.3 million in the 2026 Nine Months, and the 2025 Nine Months.

The provision for credit losses was $6.0 million for the 2026 Nine Months and $5.9 million for the 2025 Nine Months. As a percentage of net patient revenues, the provision for credit losses was 1.1% for the 2026 Nine Months and 1.2% for the 2025 Nine Months.

Gross Profit

Gross profit from physical therapy operations was $97.8 million, or 18.1% as a percent of net revenues, for the 2026 Nine Months as compared to $92.9 million, or 18.8% as a percent of net revenues, for the 2025 Nine Months. Adjusted gross profit margin (a non-GAAP measure) was 18.4% for the 2026 Nine Months compared to 19.0% for the 2025 Nine Months. Refer to “Non-GAAP Measures” for a reconciliation of non-GAAP measures to the most directly comparable GAAP measure.

Industrial Injury Prevention Services

IIP revenue increased $9.9 million, or 11.6%, to $95.3 million for the 2026 Nine Months as compared to $85.5 million for the 2025 Nine Months. Excluding the IIP acquisition in January 2026, revenue increased 6.7% over the comparable periods. Gross profit from IIP operations for the 2026 Nine Months increased $3.3 million, or 19.6%, to $20.0 million from $16.7 million for the 2025 Nine Months. Gross profit margin from IIP operations was 20.9% for the 2026 Nine Months compared to 19.5% for the 2025 Nine Months.

Corporate Office Costs

Corporate office costs increased to $55.1 million in the 2026 Nine Months, up from $51.1 million in the 2025 Nine Months, driven by increased location count, expenses related to acquisition integration, and the implementation of a new financial and human resources system. Implementation costs associated with the new financial and human resources system are expected to continue into 2027. As a percentage of net revenue, corporate office costs was 8.7% for the 2026 Nine Months compared to 8.8% for the 2025 Nine Months. Excluding acquisition integration costs, the costs associated with the implementation of the new financial and human resources system, and settlement of payor dispute, adjusted corporate office costs was 8.3% of net revenue for the 2026 Nine Months and 8.6% for the 2025 Nine Months. Refer to “Non-GAAP Measures” for a reconciliation of non-GAAP measures to the most directly comparable GAAP measure.

Change in fair value of contingent earn-out consideration

Revaluation of contingent consideration related to certain acquisitions resulted in a net loss (an increase in the related liabilities) of $3.1 million for the 2026 Nine Months compared to a net gain (a decrease in the related liabilities) of $11.5 million for the 2026 Nine Months.

Operating Income

Operating income was $59.5 million for the 2026 Nine Months compared to $69.9 million for the 2025 Nine Months. Included in operating income for the 2026 Nine Months was a non-cash loss of change in fair value of contingent earn out consideration of $3.1 million versus a non-cash gain of $11.5 million in the 2025 Nine Months.

Other (Expenses) Income

Interest Expense, Debt and Other

Interest expense increased by $2.5 million to $9.6 million for the 2026 Nine Months compared to $7.1 million for the 2025 Nine Months due to a higher average outstanding balance on our credit facilities for the 2026 Nine Months. The effective interest rate was 5.4% for the 2026 Nine Months and 5.6% for the 2025 Nine Months.

Change in revaluation of put right liability

Revaluation of put right liability related to the future purchase of an IIP business resulted in a net non-cash expense (a increase in the related liability) of $0.4 million for the 2026 Nine Months compared to net non-cash expense of $1.4 million for the 2025 Nine Months.

Provision for Income Taxes

The provision for income taxes was $10.5 million for the 2026 Nine Months compared to $14.0 million during the 2025 Nine Months while the effective tax rate was 28.9% and 28.4% over the same periods, respectively.

	Nine Months Ended
	September 30, 2026	September 30, 2025
	(In thousands, except percentages)
Income before taxes	$51,176	$62,856

Less: Net income attributable to non-controlling interest:
Redeemable non-controlling interest - temporary equity	(12,400)	(9,716)
Non-controlling interest - permanent equity	(2,259)	(3,684)
	$(14,659)	$(13,400)

Income before taxes less net income attributable to non-controlling interest	$36,517	$49,456

Provision for income taxes	$10,536	$14,026

Effective income tax rate	28.9%	28.4%

Net Income Attributable to Non-controlling Interest

Net income attributable to non-controlling interest (temporary and permanent) was $14.7 million for the 2026 Nine Months compared to $13.4 million for the 2025 Nine Months.

LIQUIDITY AND CAPITAL RESOURCES

We believe that our business has sufficient cash to allow us to meet our short-term cash requirements. Total cash and cash equivalents were $38.2 million as of September 30, 2026, compared to $35.6 million as of December 31, 2025. We had outstanding borrowings of $246.6 million and available credit of $202.3 million as of September 30, 2026 under our Senior Credit Facilities compared to $161.8 million of outstanding borrowings and available credit of $144.5 million as of December 31, 2025 under the prior credit facility.

We believe that our cash and cash equivalents and availability under our Senior Credit Facilities are sufficient to fund the working capital needs of our operating subsidiaries through at least September 30, 2027.

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

We make reasonable and appropriate efforts to collect accounts receivable, including applicable deductible and co-payment amounts. Claims are submitted to payors daily, weekly or monthly in accordance with our policy or payor’s requirements. When possible, we submit our claims electronically. The collection process is time-consuming and typically involves the submission of claims to multiple payors whose payment of claims may be dependent upon the payment of another payor. Claims under litigation and vehicular incidents can take a year or longer to collect. Medicare and other payor claims relating to new clinics awaiting CMS approval initially may not be submitted for six months or more. When all reasonable internal collection efforts have been exhausted, accounts are written off prior to sending them to outside collection firms. With managed care, commercial health plans and self-pay payor type receivables, the write-off generally occurs after the account receivable has been outstanding for 120 days or longer. As of September 30, 2026, we have reserved $6.7 million related to credit balances, compared to $6.5 million as of December 31, 2025, a portion of which is due to patients and payors.

Our Board of Directors declared a quarterly dividend of $0.46 to be payable on December 11, 2026, to shareholders of record on November 16, 2026, consistent with our longstanding practice of delivering value to shareholders.

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

During the 2026 Nine Months, we repurchased 306,256 shares on the open market for a total consideration of $19.2 million. Including repurchases made in 2025, we have repurchased 387,578 shares on the open market for a total consideration of $24.8 million and have nearly completed our current share repurchase authorization.

Cash Flow

A summary of our operating, investing and financing activities is discussed below.

	Nine Months Ended
	September 30, 2026	September 30, 2025

Net cash provided by operating activities	$63,902	$50,126
Net cash (used in) investing activities	(72,686)	(31,269)
Net cash provided by (used in) financing activities	11,439	(29,117)

Operating Activities

Cash provided by operating activities was $63.9 million for the 2026 Nine Months, compared to $50.1 million of net cash provided in the 2025 Nine Months.

Investing Activities

Cash used in investing activities for the 2026 Nine Months totaled $72.7 million and primarily consisted of $59.0 million used in the purchase of interests in businesses and non-controlling interests (temporary and permanent), and $15.8 million of fixed assets purchases. Cash used in investing activities in the 2025 Nine Months was $31.3 million.

Financing Activities

Cash provided by financing activities for the 2026 Nine Months totaled $11.4 million and primarily comprised of $42.2 million in net proceeds from our Revolving Facility (as defined below), and $42.7 million from our Term Facility (as defined below). Uses included $19.2 million in payments made to repurchase our common stock, $13.6 million of payments for contingent consideration, $16.8 million in distributions to non-controlling interests (temporary and permanent), and cash dividends of $20.7 million paid to our shareholders. Cash used in financing activities in the 2025 Nine Months was $29.1 million.

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

As of September 30, 2026, $171.6 million (net of unamortized debt issuance costs of $2.4 million) was outstanding on the Term Facility while $72.7 million was outstanding under the Revolving Facility resulting in $202.3 million of credit availability on the Revolving Facility.

The effective interest rate on our Senior Credit Facilities was 5.5% for the 2026 Third Quarter and 5.7% for the 2025 Third Quarter. The effective interest rate on our Senior Credit Facilities was 5.4% and 5.6% for the 2026 Nine Months and 2026 Nine Months, respectively.

As of September 30, 2026, we were in compliance with all of the covenants contained in the Senior Credit Facilities.

Interest Rate Swap

In May 2022, we entered into an interest rate swap agreement, effective on June 30, 2022, with Bank of America, N.A. It has a $150 million notional value adjusted concurrently with scheduled principal payments made on the term loan and has a maturity date of June 30, 2027. Beginning in July 2022, we receive 1-month SOFR, and pay a fixed rate of interest of 2.815% on 1-month SOFR. The total interest rate in any period also includes an applicable margin based on our consolidated leverage ratio. In connection with the swap, no cash was exchanged between us and the counterparty.

In September 2026, we entered into an additional interest rate swap agreement, effective on June 30, 2027, with Bank of America, N.A., which had a $170.6 million notional value adjusted concurrently with scheduled principal payments made on the term loan and has a maturity date of April 14, 2031. Beginning in July 2027, we receive 1-month SOFR and pay a fixed rate of interest of 4.6% on 1-month SOFR. The total interest rate in any period also includes an applicable margin based on our Consolidated Leverage Ratio (as defined in the Credit Agreement). In connection with the swap, no cash was exchanged between us and the counterparty.

We designated our interest rate swaps as a cash flow hedges and structured them to be highly effective. Consequently, unrealized gains and losses related to the fair value of the interest rate swaps are recorded to accumulated other comprehensive income (loss), net of tax.

As of September 30, 2026, the fair value of the interest rate swaps were $2.6 million, an increase of $1.2 million, net of income tax effect, as compared to December 31, 2025. The fair value of the interest rate swaps are included in Other assets (current and long term) in our Consolidated Balance Sheets while the changes in fair value are presented as an unrealized loss or gain in our unaudited consolidated statements of comprehensive income. The interest rate swap arrangements have generated $0.8 million in interest savings for the 2026 Nine Months.

Notes Payable and Deferred Payments Related to Acquisitions

We generally enter into various notes payable as a means of financing our acquisitions. Our present outstanding notes payable primarily relate to the acquisitions of a business or acquisitions of majority interests in such businesses. At September 30, 2026, our remaining outstanding balance on these notes aggregated $1.8 million, of which $0.2 million is payable in 2026, $0.7 million is payable in 2027, and $0.9 million is payable in 2028. Notes are generally payable in equal annual installments of principal over two years plus any accrued and unpaid interest. Interest accrues at various interest rates ranging from 4.5% to 5.8% per annum.

On August 31, 2026, together with a local partner, we acquired a 100% equity interest in a one-clinic practice for a purchase price of $0.2 million, which was paid in cash. As part of this transaction, we agreed to additional consideration if future objectives are met. The contingent consideration was valued at $0.1 million as of September 30, 2026.

On July 1, 2026, we acquired a 67% interest in a twelve-clinic practice with the practice owners retaining 33% ownership interest. The purchase price for the 67% interest was approximately $16.4 million, of which $16.0 million was paid in cash and $0.4 million is in the form of a note payable. The note accrues interest at 5.0% per annum and the principal and interest are payable on June 30, 2028.

On January 2, 2026, we acquired a 50% equity interest in an eight-clinic practice with the practice owners retaining 50% ownership interest. The purchase price for the 50% equity interest was approximately $6.2 million, of which $5.7 million was paid in cash and $0.5 million is in the form of a note payable. The note accrues interest at 5.0% per annum and the principal and interest are payable on January 1, 2028.

On September 30, 2025, together with a local partner, we acquired a 100% equity interest in a two-clinic practice for a purchase price of $0.4 million, which was paid in cash. As part of this transaction, we agreed to additional consideration if future objectives are met. As of September 30, 2026, these objectives were not met. Accordingly, we recognized a gain of $0.1 million, and no further amounts are payable related to this acquisition.

On July 31, 2025, we acquired a 60% equity interest in a three-clinic practice with the practice owners retaining a 40% equity interest. The purchase price for the 60% equity interest was approximately $7.9 million, of which $7.6 million was paid in cash and $0.3 million in the form of a note payable. The note accrues interest at 5.0% per annum and the principal and interest are payable on July 31, 2027. As part of this transaction, we agreed to additional consideration if future operational objectives are met. The contingent consideration was valued at $1.6 million as of September 30, 2026.

On April 30, 2025, we acquired an outpatient home-care physical and speech therapy practice through our 50%-owned subsidiary, Metro. After the transaction, our ownership interest is 40%, our local partners have a partnership interest of 40% and the practice’s pre-acquisition owners have a 20% ownership interest. The purchase price for the 80% equity interest was approximately $2.3 million which was paid in cash. As part of this transaction, we agreed to additional consideration if future operational objectives are met. The maximum amount of additional contingent consideration due under this agreement was $1.8 million. On June 5, 2026, we paid $1.7 million in full settlement of the contingent consideration. As of September 30, 2026, no further amounts are payable related to the acquisition.

On February 28, 2025, we acquired 65% interest in a physical therapy practice with three clinic locations. The prior owners retained a 35% ownership interest. The purchase price for the 65% interest was approximately $3.8 million which was paid in cash. As part of this transaction, we agreed to additional consideration if future operational objectives are met. The maximum amount of additional contingent consideration due under this agreement is $1.3 million. In March 2026, we paid $1.0 million in full settlement of the contingent consideration, of which $0.8 million was paid in cash and $0.2 million in the form of a note payable. The note accrues interest at 5% per annum and the principal and interest are payable on March 31, 2027.

On November 30, 2024, we acquired a 75% equity interest in an eight-clinic physical therapy practice. The owner of the practice retained 25% of the equity interests. The purchase price for the 75% equity interest was approximately $15.9 million, of which $15.7 million was paid in cash, and $0.2 million was in the form of a note payable. The note accrues interest at 5.0% per annum and the principal and interest are payable in one installment which is due on December 1, 2026.

On October 31, 2024, we acquired a 50% interest in Metro pursuant to an Equity Interest Purchase Agreement (the “Purchase Agreement”) dated October 7, 2024 among U.S. Physical Therapy, Ltd. (a subsidiary of the Company), Metro, the members of Metro, and Michael G. Mayrsohn, as Sellers’ Representative. We also became the managing member of Metro. We paid a purchase price of approximately $76.5 million, $75.0 million of which was funded by our cash on hand and the remaining $1.5 million through the issuance of 18,358 shares of the Company’s common stock based on a trailing five-day average as of the day immediately prior to closing. The shares of the Company’s common stock were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act. The Purchase Agreement also included an earnout where the sellers can earn up to $20.0 million of additional consideration if certain performance criteria relating to the Metro business are achieved. We paid $7.4 million in full settlement of the earnout in March 2026. As of September 30, 2026, no further amounts are payable related to the Metro acquisition.

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

On March 29, 2024, we acquired a 50% equity interest in a nine-clinic physical therapy and hand therapy practice. The original owners of the practice retained the remaining 50%. The purchase price for the 50% equity interest was approximately $16.4 million, of which $0.5 million was in the form of a note payable. The note accrued interest at 4.5% per annum and the principal and interest was paid during the 2026 First Quarter. As part of the transaction, we agreed to additional contingent consideration if future operational and financial objectives are met. There is no maximum payout. In November 2025, we paid $2.5 million in full settlement of the contingent consideration. As of September 30, 2026, no further amounts are payable related to this acquisition.

Redeemable Non-Controlling Interest

Certain limited partnership agreements and limited liability company agreements, as amended, provide that, upon the triggering events, we have a call right, and the selling entity or individual has a put right for the purchase and sale of the limited partnership interest held by the partner. Once triggered, the put right and the call right do not expire, even upon an individual partner’s death, and contain no mandatory redemption feature. The purchase price of the partner’s limited partnership interest upon the exercise of either the put right or the call right is calculated per the terms of the respective agreements and classified as redeemable non-controlling interest (temporary equity) in our consolidated balance sheets. The fair value of the redeemable non-controlling interests on September 30, 2026 was $357.3 million.

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

Put Right Liability

The current owners of one of our IIP businesses have a put right which allows the sale of up to 94% of their equity interests in an unaffiliated business, to the Company. The holders of the put right may first exercise this right beginning in January 2027. Whether the holders exercise the put right is outside of our control. If the put right is exercised, we are required to purchase a designated portion of the unaffiliated company’s equity interest as a purchase price based on the separate business’ historical earnings, multiplied by the EBITDA multiple expressed in the agreement, and multiplied again by the percentage of equity interests subject to the put right. If the put right were to be exercised at September 30, 2026, it is estimated that we would pay $56.0 million for an 80% stake in the business. Because the formula in the put right uses a pre-determined multiple of the separate business’ historical earnings, the resulting purchase price may vary compared to the fair value of such equity interests at the time of exercise.

Item 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We maintain interest rate swap arrangements which are considered a derivative instrument. Our indebtedness as of September 30, 2026, was the outstanding balance of seller notes from our acquisitions of $1.8 million, and an outstanding balance on our term note related to the Senior Credit Facility of $246.6 million. The Revolving Facility within our Senior Credit Facilities has a balance of $72.7 million as of September 30, 2026, and is subject to fluctuating interest rates. A 1% change in the interest rate would result in a $0.7 million change in interest expense on the Senior Credit Facilities on an annualized basis. See Note 9 to our consolidated financial statements included in Item 1.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the 2026 Third Quarter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 5, 2025, the Board of Directors approved a share repurchase program that authorizes the repurchase by the Company of up to $25.0 million of its outstanding shares of common stock over the period ending on December 31, 2026. Under the share repurchase program, shares may be repurchased from time to time in the open market or negotiated transactions at prevailing market rates, or by other means in accordance with federal securities laws. The timing and amount of share repurchases under the share repurchase program, if any, will depend on several factors, including the Company’s stock price performance, ongoing capital allocation priorities and general market conditions. The Company repurchased 306,256 of its own shares for total consideration of $19.2 million on the open market during the nine months ended September 30, 2026. As of September 30, 2026, the Company has materially completed the authorized amount under the share repurchase program.

The Company allows Executives to participate in a withhold-to-cover arrangement, to satisfy applicable tax withholding obligations upon vesting of their restricted stocks. The Company repurchased 1,966 of its own shares through this program for total consideration of $0.2 million during the nine months ended September 30, 2026.

There were no share repurchases for the three and nine months ended September 30, 2025.

	Three Months Ended			Nine Months Ended
	September 30, 2026
	Number of Shares	Average price (including brokers commission)	Total cost of shares repurchased	Number of Shares	Average price (including brokers commission)	Total cost of shares repurchased
Repurchase authorization	-	$-	$-	306,256	$62.80	$19,233,751
Withhold-to-cover shares	1,966	$78.00	$153,348	2,768	$73.57	$203,649
Total	1,966		$153,348	309,024		19,437,400

ITEM 5.
OTHER INFORMATION.

Rule 10b5-1 Trading Arrangements

During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.
EXHIBITS.

Exhibit Number	Description

10.1	Employment Agreement dated August 12, 2026 between U.S. Physical Therapy and Nchacha Etta [Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 14, 2026].
10.2	Rate Swap Transaction Confirmation dated September 22, 2026 by and between Bank of America, National Association, and U.S. Physical Therapy Inc. [Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 28, 2026].
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32*	Certification Pursuant to 18 U.S.C 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*
Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

U.S. PHYSICAL THERAPY, INC.

Date: November 5, 2026	By:	/s/ Nchacha Etta
Nchacha Etta
Chief Financial Officer
(Principal Financial and Accounting Officer)